Form 10-Q
period 2023-03-31
bioAffinity Technologies, Inc.
filed 2023-05-15
CIK 1712762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly for the period ended March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of shares of the issuer’s common stock outstanding as of May 12, 2023, was 8,518,981.

Throughout this Quarterly Report on Form 10-Q (this “Quarterly Report”), the terms “bioAffinity,” “bioAffinity Technologies,” “we,” “us,” “our” or “the Company” refer to bioAffinity Technologies, Inc., a Delaware corporation, and its wholly owned subsidiary, OncoSelect® Therapeutics, LLC, a Delaware limited liability company.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are predictive in nature, depend on or refer to future events or conditions, and are sometimes identified by words such as “may,” “could,” “plan,” “project,” “predict,” “pursue,” “believe,” “expect,” “estimate,” “anticipate,” “intend,” “target,” “seek,” “potentially,” “will likely result,” “outlook,” “budget, “objective,” “trend,” or similar expressions of a forward-looking nature and the negative versions of such expressions. The forward-looking information contained in this report is generally located under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. The forward-looking statements in this report generally relate to the plans and objectives for future operations of bioAffinity Technologies, Inc. and are based on our management’s reasonable estimates of future results or trends. Although we believe these forward-looking statements are reasonable, all forward-looking statements are subject to various risks and uncertainties, and our projections and expectations may be incorrect. The factors that may affect our expectations regarding our operations include, among others, the following:

●	our projected financial position and estimated cash burn rate;

●	our estimates regarding expenses, future revenues, and capital requirements;

●	the success, cost, and timing of our clinical trials;

●	our ability to obtain funding for our operations necessary to complete further development and commercialization of our diagnostic tests or therapeutic product candidates;

●	our dependence on third parties in the conduct of our clinical trials;

●	our ability to obtain the necessary regulatory approvals to market and commercialize our diagnostic tests or therapeutic product candidates;

●	the potential that the results of our pre-clinical and clinical trials indicate our current diagnostic tests or any future diagnostic tests or therapeutic product candidates we may seek to develop are unsafe or ineffective;

●	the results of market research conducted by us or others;

●	our ability to obtain and maintain intellectual property (“IP”) protection for our current diagnostic tests or future diagnostic and therapeutic product candidates;

●	our ability to protect our IP rights and the potential for us to incur substantial costs from lawsuits to enforce or protect our IP rights;

●	the possibility that a third party may claim we or our third-party licensors have infringed, misappropriated or otherwise violated their IP rights and that we may incur substantial costs and be required to devote substantial time defending against such claims;

●	our reliance on third parties;

●	the success of competing therapies, diagnostic tests, and therapeutic products that are or will become available;

●	our ability to expand our organization to accommodate potential growth and to retain and attract key personnel;

●	our potential to incur substantial costs resulting from product liability lawsuits against us and the potential for such lawsuits to cause us to limit the commercialization of our diagnostic tests and therapeutic product candidates;

●	market acceptance of our diagnostic tests and therapeutic product candidates, the size and growth of the potential markets for our current diagnostic tests and therapeutic product candidates, and any future diagnostic tests and therapeutic product candidates we may seek to develop, and our ability to serve those markets;

●	the successful development of our commercialization capabilities, including sales and marketing capabilities;

●	compliance with government regulations, including environmental, health, and safety regulations and liabilities thereunder;

●	the ultimate impact of the ongoing COVID-19 pandemic, or any other health epidemic, on our business, our clinical trials, our research programs, healthcare systems, or the global economy as a whole;

●	general instability of economic and political conditions in the United States, including inflationary pressures, increased interest rates, economic slowdown or recession, and escalating geopolitical tensions;

●	compliance with government regulations, including environmental, health, and safety regulations, and liabilities thereunder;

●	our anticipated uses of net proceeds from our initial public offering (“IPO”);

●	the increased expenses associated with being a public company; and

●	other factors discussed elsewhere in this Quarterly Report.

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

Website and Social Media Disclosure

We use our websites (www.bioaffinitytech.com and ir.bioaffinitytech.com) and at times our corporate Twitter account (@bioAffinity) and LinkedIn account (www.linkedin.com/company/bioaffinitytechnologies) to distribute company information. The information we post through these channels may be deemed material. Accordingly, investors should monitor these channels and review our press releases, filings with the SEC, and public conference calls and webcasts. In addition, investors and others can be automatically notified in real time when new information is posted on our websites by visiting the homepage of our Company website at www.bioaffinitytech.com and subscribing to “News from bioAffinity Technologies” or visiting the “Email Alerts” section of our investor relations website at ir.bioaffinitytech.com/news-events/email-alerts and enrolling an email address. Information contained on or that can be accessed through our websites and social media channels is not, however, incorporated by reference in this Quarterly Report. Investors should not consider any such information to be part of this Quarterly Report.

bioAffinity Technologies, Inc.

FORM 10-Q

PART I

FINANCIAL STATEMENTS

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED).

bioAffinity Technologies, Inc.

Condensed Consolidated Balance sheets

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,769,088	$11,413,759
Accounts and other receivables, net	11,027	10,489
Inventory	11,335	5,540
Prepaid and other current assets	441,132	531,899

Total current assets	10,232,582	11,961,687

Property and equipment, net	225,067	214,438
Other assets	6,920	6,000

Total assets	$10,464,569	$12,182,125

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$146,537	$345,042
Accrued expenses	481,336	541,894
Loan payable	168,430	251,746

Total current liabilities	796,303	1,138,682

Total liabilities	796,303	1,138,682

Commitments and contingencies (See Note 8)

Stockholders’ equity:
Preferred stock, par value $0.001 per share; 20,000,000 shares authorized; no shares issued or outstanding at March 31, 2023, and December 31, 2022	—	—
Common stock, par value $0.007 per share; 14,285,714 shares authorized; 8,463,052 issued and outstanding at March 31, 2023; and 8,381,324 shares issued and outstanding at December 31, 2022	59,241	58,669
Additional paid-in capital	47,809,283	47,652,242
Accumulated deficit	(38,200,258)	(36,667,468)
Total stockholders’ equity	9,668,266	11,043,443

Total liabilities and stockholders’ equity	$10,464,569	$12,182,125

The accompanying notes are an integral part of these condensed consolidated financial statements.

bioAffinity Technologies, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2023	2022

Revenue	$921	$—
Cost of sales	87	—
Gross profit	834	—

Operating expenses:
Research and development	369,617	279,848
Clinical development	19,628	52,503
Selling, general and administrative	1,169,559	394,692

Total operating expenses	1,558,804	727,043

Loss from operations	(1,557,970)	(727,043)

Other income (expense):
Interest income (expense), net	36,999	(1,147,012)
Fair value adjustments on convertible notes payable	—	404,194

Loss before income taxes	(1,520,971)	(1,469,861)

Income tax expense	11,819	2,159

Net loss	$(1,532,790)	$(1,472,020)

Net loss per common share, basic and diluted	$(0.18)	$(0.55)

Weighted average common shares outstanding	8,433,689	2,681,221

The accompanying notes are an integral part of these unaudited consolidated financial statements.

bioAffinity Technologies, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

	For the Three Months Ended March 31, 2023
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2022	—	$—	8,381,324	$58,669	$47,652,242	$(36,667,468)	$11,043,443

Stock-based compensation expense	—	—	81,728	572	157,041	—	157,613

Net loss	—	—	—	—	—	(1,532,790)	(1,532,790)

Balance at March 31, 2023 (Unaudited)	—	$—	8,463,052	$59,241	$47,809,283	$(38,200,258)	$9,668,266

	For the Three Months Ended March 31, 2022
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2021	756,558	$4,044,318	2,677,140	$18,740	$12,703,896	$(28,513,355)	$(15,790,719)

Stock-based compensation expense	—	—	15,772	110	105,937	—	106,047

Beneficial conversion feature for bridge notes	—	—	—	—	213,942	—	213,942

Debt discount for warrants issued	—	—	—	—	217,973	—	217,973

Net loss	—	—	—	—	—	(1,472,020)	(1,472,020)

Balance at March 31, 2022 (Unaudited)	756,558	$4,044,318	2,692,912	$18,850	$13,241,748	$(29,985,375)	$(16,724,777)

The accompanying notes are an integral part of these condensed consolidated financial statements.

bioAffinity Technologies, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,,
	2023	2022

Cash flows from operating activities
Net loss	$(1,532,790)	$(1,472,020)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,685	1,039
Accretion of debt issuance costs	—	978,217
Fair value adjustments on convertible notes payable	—	(404,194)
Stock-based compensation expense	157,613	106,047
Changes in operating assets and liabilities:
Accounts and other receivables	(538)	(5,331)
Inventory	(5,795)	(5,803)
Prepaid expenses and other assets	89,847	11,143
Accounts payable	(198,505)	17,284
Accrued expenses	(60,558)	(29,649)
Accrued interest	—	169,300
Net cash used in operating activities	(1,529,041)	(633,967)

Cash flows from investing activities
Purchase of equipment	(32,314)	—
Net cash used in investing activities	(32,314)	—

Cash flows from financing activities
Payment on loan payable	(83,316)	—
Proceeds from issuance of convertible notes payable	—	475,000
Payment of deferred offering costs	—	(117,986)
Payment of debt issuance costs	—	(55,651)
Net cash (used in) provided by financing activities	(83,316)	301,363

Net decrease in cash and cash equivalents	(1,644,671)	(332,604)
Cash and cash equivalents at beginning of period	11,413,759	1,360,638
Cash and cash equivalents at end of period	$9,769,088	$1,028,034

Supplemental disclosures of cash flow information:
Income taxes paid in cash	$11,819	$2,159
Interest expense paid in cash	$1,655	$—
Noncash financing activities:
Fair value of warrants issued to placement agents	$—	$217,973
Beneficial conversion feature for bridge notes	$—	$213,942

The accompanying notes are an integral part of these condensed consolidated financial statements.

bioAffinity Technologies, Inc.

Notes To Condensed Consolidated Financial Statements

(unaudited)

Note 1. NATURE OF OPERATIONS, ORGANIZATION, AND BASIS OF PRESENTATION

Description of Business

bioAffinity Technologies, Inc., a Delaware corporation (the “Company,” “we,” or “our”), addresses the need for noninvasive diagnosis of early-stage cancer and diseases of the lung. Our Company also is conducting early-stage research focused on advancing therapeutic discoveries that could result in broad-spectrum cancer treatments. bioAffinity Technologies develops proprietary noninvasive diagnostic tests and cancer therapeutics using technology that preferentially targets cancer cells and cell populations indicative of a diseased state. Our first diagnostic test, CyPath® Lung, is a noninvasive test for early detection of lung cancer, the leading cause of cancer-related deaths. Research and optimization of our proprietary platform for in vitro diagnostics and technologies are conducted in our laboratories at The University of Texas at San Antonio. We are developing our platform technologies so that in the future, they will be able to detect, monitor, and treat diseases of the lung and other cancers.

Organization

The Company was formed on March 26, 2014, as a Delaware corporation with its corporate offices located in San Antonio, Texas. On June 15, 2016, the Company formed a wholly owned subsidiary, OncoSelect® Therapeutics, LLC, as a Delaware limited liability company.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC for interim financial reporting. The condensed consolidated financial statements are unaudited, and in management’s opinion include all adjustments, including normal recurring adjustments and accruals, necessary for a fair presentation of the results for the interim periods presented. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2023, or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes included in the Company’s Form 10-K filed with the SEC on March 31, 2023.

In accordance with Accounting Standards Update (“ASU”) 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern for at least one year after the date the condensed consolidated financial statements are issued.

The Company has incurred significant losses and negative cash flows from operations since inception and expects to continue to incur losses and negative cash flows for the foreseeable future. As a result, the Company had an accumulated deficit of $38.2 million at March 31, 2023. The Company’s cash and cash equivalents at March 31, 2023, were approximately $9.8 million, representing 93% of total assets. Based on the Company’s current expected level of operating expenditures, the Company believes its cash on hand at March 31, 2023, is sufficient to fund the Company’s ongoing operations for a period of a least twelve (12) months subsequent to the issuance of the accompanying unaudited condensed consolidated financial statements. Thereafter, the Company may need to raise further capital through the sale of additional equity or debt securities or other debt instruments, strategic relationships or grants, or other arrangements to support its future operations. If such funding is not available or not available on terms acceptable to the Company, the Company’s current development plan may be curtailed.

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

As the COVID-19 pandemic continues to evolve, the ultimate impact of the pandemic on the Company’s operations is highly uncertain and subject to change and will depend on future developments, which cannot be accurately predicted, including the duration of the pandemic, additional or modified government actions, and the actions taken to contain COVID-19 or address its impact, among others. Management does not yet know the full extent of potential delays or impacts on the Company, clinical trials, research programs, healthcare systems, or the global economy but continues to monitor the situation closely.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include: the valuation allowance on the Company’s deferred tax assets; the useful lives of fixed assets; and the fair value of the convertible notes payable.

Principles of Consolidation

The accompanying condensed consolidated financial statements include all of the accounts of the Company and its wholly owned subsidiary, OncoSelect® Therapeutics, LLC. All significant intercompany balances and transactions have been eliminated.

Advertising expense

The Company expenses all advertising costs as incurred. Advertising expense was approximately $6,000 and $3,000 for the three months ended March 31, 2023 and 2022, respectively.

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

The following potentially dilutive securities have been excluded from the computations of weighted average shares outstanding as of March 31, 2023 and 2022, as they would be anti-dilutive:

	As of March 31,
	2023	2022
Convertible preferred stock	—	756,558
Shares underlying options outstanding	806,392	884,094
Shares underlying warrants outstanding	4,649,952	2,057,740
Shares underlying convertible notes	—	2,511,345
	5,556,344	6,209,737

Revenue Recognition

Revenue is generated exclusively from royalties for the Company’s first diagnostic test, CyPath® Lung, from sales by Precision Pathology Services, a CAP-accredited, CLIA-certified clinical pathology laboratory and the Company’s licensee, that began a limited market launch in the second quarter of 2022 to pulmonologists in the South Texas area, designed to refine future positioning and develop strategic insight for the Company’s CyPath® Lung test. The services are completed upon release of a patient’s test result to the ordering healthcare provider.

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

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation. The Company reclassified patent expenses and annuity costs of approximately $42,000 from research and development to selling, general and administrative for the three months ended March 31, 2022, respectively.

Recent Accounting Pronouncements

The Company continues to monitor new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) and does not believe any accounting pronouncements issued through the date of this report will have a material impact on the Company’s condensed consolidated financial statements.

Note 3. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized below:

	March 31, 2023	December 31, 2022

Prepaid insurance	$222,742	$340,078
Legal and professional	84,077	72,048
Other	134,313	119,773
Total prepaid expenses and other current assets	$441,132	$531,899

Note 4. PROPERTY AND EQUIPMENT, NET

Property and equipment are summarized below:

	March 31, 2023	December 31, 2022

Lab equipment	$488,718	$462,155
Computers and software	27,214	21,463
	515,932	483,618
Accumulated depreciation	(290,865)	(269,180)
Total property and equipment, net	$225,067	$214,438

Depreciation expense was approximately $22,000 and $1,000 for the three months ended March 31, 2023 and 2022, respectively.

Note 5. ACCRUED EXPENSES

Accrued expenses are summarized below:

	March 31, 2023	December 31, 2022

Compensation	$281,085	$340,680
Legal and professional	131,819	144,440
Clinical	58,262	50,922
Other	10,170	5,852
Total accrued expenses	$481,336	$541,894

Note 6. LOAN PAYABLE

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

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts and other receivables, prepaid and other current assets, accounts payable, accrued expenses and loan payable, are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

Note 8. COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company leases its corporate offices under a month-to-month agreement and leases its laboratory and additional office space under an operating lease that is renewable annually by written notice by the Company and will require renewal in February 2024. Rent expense for office and lab space amounted to approximately $26,000 and $13,000 for each of the three months ended March 31, 2023 and 2022, respectively.

Legal Matters

From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. To date, the Company has no material pending legal proceedings.

Note 9. CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT

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

Convertible Preferred Stock

The Company has authorized a total of 20,000,000 shares of preferred stock, $0.001 par value per share. Prior to the initial public offering (“IPO”), the Company issued 5,296,044 shares of preferred stock, designated as Series A. In July 2017, the Company completed a private placement of securities in which 1.3 million shares of Series A Preferred Stock were sold, resulting in net proceeds of $1.5 million. As part of the closing, the Company issued 4.0 million shares of Series A Preferred Stock in exchange for $2.6 million of the Company’s convertible notes payable and related accrued interest.

In accordance with the Certificate of Designation of the Series A Preferred Stock, all of the shares of Series A Preferred Stock that were issued and outstanding at the time of the IPO closing were automatically converted into 745,558 fully paid and nonassessable shares of Common Stock at a 1-for-7 conversion rate (as adjusted for the 1-for-7 reverse stock split). The shares of Series A Preferred Stock that were so converted ceased to be part of the Company’s authorized stock and will never again be issued by the Company. As of March 31, 2023, and December 31, 2022, no Preferred Stock was outstanding.

Common Stock

The Company has authorized a total of 14,285,714 shares of Common Stock, $0.007 par value per share. In November 2021, the Company received stockholder approval to increase the number of authorized shares from 7,142,857 shares to 14,285,714 shares. The Company has issued 8,463,052 shares of Common Stock as of March 31, 2023, and 8,381,324 shares of Common Stock as of December 31, 2022.

Note 10. STOCK-BASED COMPENSATION

The Company grants options under its 2014 Equity Incentive Plan (the “Plan”). Under the Plan, the Company is authorized to grant options for up to 1.1 million shares of Common Stock. The Company has reserved 1.0 million shares to be used under the Plan. Options may be granted to employees, the Company’s board of directors, and external consultants who provide services to the Company. Options granted under the Plan have vesting schedules with terms of one to three years and become fully exercisable based on specific terms imposed at the date of grant. The Plan will terminate according to the respective terms of the Plan in September 2026.

The Company has recorded stock-based compensation expense (credit) related to the issuance of stock option awards in the following line items in the accompanying condensed consolidated statement of operations:

	Three Months Ended March 31,
	2023	2022

Research and development	$11,268	$4,643
General and administrative	146,345	101,404
	$157,613	$106,047

The following table summarizes stock option activity under the Plan:

	Number of options	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2022	806,392	$4.33
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2023	806,392	$4.33	3.8	$271,298

Vested and exercisable at March 31, 2023	803,218	$4.31	3.7	$271,298

As of March 31, 2023, there was no unrecognized compensation cost related to non-vested stock options. During the three months ended March 31, 2023 and 2022, no options were exercised. During the three months ended March 31, 2023, no options were issued by the Company to purchase shares of Common Stock. During the three months ended March 31, 2022, the Company issued options to purchase 7,142 shares of Common Stock. The per share weighted-average fair value of the options granted during 2022 was estimated at $2.84 on the date of grant.

During the three months ended March 31, 2023, the Company issued restricted stock units (RSUs) for 64,016 shares of Common Stock to employees, non-employees and the board of directors. The shares vest in equal monthly installments over terms of between immediately up to one year, subject to the employees and non-employees providing continuous service through the vesting date. During the three months ended March 31, 2023, approximately 82,000 shares vested from RSUs previously issued.

During the three months ended March 31, 2022, the Company issued RSUs for 14,999 shares of Common Stock to employees and non-employees. The shares vest in equal monthly installments over terms of between immediately up to one year, subject to the employees and non-employees providing continuous service through the vesting date. During the three months ended March 31, 2022, approximately 16,000 shares vested from RSUs previously issued.

The following table summarizes weighted-average assumptions using the Black-Scholes option-pricing model used on the date of the grants issued during the three months ended March 31, 2022:

2022
Fair value of Common Stock	$4.62
Volatility	63.9%
Expected term (years)	6.0
Risk-free interest rate	2.20%
Dividend yield	0%

Note 11. WARRANTS

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

As of March 31, 2023, and December 31, 2022, the Company had 4,649,952 warrants outstanding to purchase one share of the Company’s Common Stock for each warrant at a weighted average exercise price of $6.39 and expire at various dates through September 2027. During the three months ended March 31, 2023 and 2022, no warrants were exercised into an equivalent number of Common Shares.

Note 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis (the “MD&A”) is intended to highlight and supplement data and information presented elsewhere in this Quarterly Report, and should be read in conjunction with our interim unaudited condensed consolidated financial statements and notes elsewhere in this Quarterly Report and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2022, included in our Form 10-K filed with the SEC on March 31, 2023. The MD&A is also intended to provide you with information that will assist you in understanding our consolidated financial statements, the changes in key items in those consolidated financial statements from year to year, and the primary factors that accounted for those changes. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause the Company’s financial results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the “Cautionary Note Regarding Forward-Looking Statements” section of this Quarterly Report and in the “Risk Factors” section of our Form 10-K.

Data as of and for the three months ended March 31, 2023 and 2022, has been derived from our unaudited condensed consolidated financial statements appearing at the beginning of this Quarterly Report. Results for any interim period should not be construed as an inference of what our results would be for any full fiscal year or future period.

Our MD&A is organized as follows:

●	Company Overview – Discussion of our business plan and strategy to provide context for the remainder of the MD&A.

●	Results of Operations – Analysis of our financial results comparing the three months ended March 31, 2023, to the comparable period in 2022.

●	Liquidity and Capital Resources – Analysis of changes in our cash flows, and discussion of our financial condition and potential sources of liquidity.

●	Critical Accounting Policies and Use of Estimates – Accounting policies that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Company Overview

Business

bioAffinity Technologies, Inc. (the “Company,” “we,” or “our”) develops noninvasive, early-stage diagnostics to detect lung cancer and other diseases of the lung. Our Company also is conducting early-stage research focused on advancing therapeutic discoveries that could result in broad-spectrum cancer treatments. We develop proprietary noninvasive diagnostic tests and cancer therapeutics using technology that preferentially targets cancer cells and cell populations indicative of a diseased state. Research and optimization of our platform technologies are conducted in our laboratories at The University of Texas at San Antonio.

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

Recent Developments

●	On May 2, 2023, the Company announced that Michael Dougherty, CPA, MBA, will be the Chief Financial Officer (“CFO”) of bioAffinity Technologies. Mr. Dougherty most recently was CFO of Amazon’s Alexa AI and Voice division, where he was responsible for financial strategy over Alexa’s multi-billion-dollar investments in AI-generated customer experiences. Michael Edwards stepped down as bioAffinity CFO but continues to assist Mr. Dougherty in a consulting capacity.

Financial

To date, we have devoted a substantial portion of our efforts and financial resources to the development of our first diagnostic test, CyPath® Lung. As a result, since our inception in 2014, we have funded our operations principally through private sales of our equity or debt securities. As of March 31, 2023, we had cash and cash equivalents of $9.8 million. We believe that our available cash will be sufficient to fund our planned operations for at least 12 months following the date of this Quarterly Report.

In the second quarter of 2022, we started to recognize revenue from sales of the CyPath® Lung test by our licensee, Precision Pathology Services (“Precision Pathology”), a CAP-accredited, CLIA-certified clinical pathology laboratory. We have never been profitable, and as of March 31, 2023, we had total working capital of $9.4 million and an accumulated deficit of approximately $38.2 million. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our diagnostic tests and therapeutic products and advance our diagnostic tests through clinical trials. We intend to license our therapeutic products for clinical development should animal and pre-clinical studies prove successful.

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

Results of Operations

Three Months Ended March 31, 2023, Compared to Three Months Ended March 31, 2022

Net loss for the three months ended March 31, 2023, was approximately $1.5 million, compared to a net loss of approximately $1.5 million for the three months ended March 31, 2022, resulting from the operational activities described below.

Revenue

Our revenue is generated exclusively from royalties for our first diagnostic test, CyPath® Lung, from sales by Precision Pathology. Although Precision Pathology placed CyPath® Lung on its list of tests offered to physicians in second quarter 2022, there has been limited marketing of the product as we assemble a marketing team of experts focused on demonstrating the clinical value of CyPath® Lung in the marketplace. The limited test market launch in South Texas is designed to evaluate our marketing program and help us ensure each step in the care pathway – from the initial order by physicians to sputum collection and processing, to generating and delivering the patient report – is efficient and effective. This limited test market approach allows us to refine future positioning and develop strategic insight for our CyPath® Lung test before expanding to a larger market. We had revenue of approximately $1,000 during the three months ended March 31, 2023, from the sale of CyPath® Lung as a laboratory developed test (“LDT”), compared to no revenue in 2022.

We expect our from CyPath® Lung revenue to continue to grow as we add physicians prescribing our diagnostic test and expand our outreach to other geographic areas. Our revenues are affected by the test volume of our products, patient adherence rates, payer mix, the levels of reimbursement, and payment patterns of payers and patients.

Cost of Sales

Cost of sales is comprised primarily of costs related to inventory production and usage and shipment of collection kits to patients and healthcare providers. The increase in cost of sales for the three months ended March 31, 2023, is primarily due to sales of our diagnostic kits during the quarter, compared to no sales in the prior year.

Operating Expenses

	Three Months Ended March 31,(1)		Change in 2023 Versus 2022
	2023	2022	$	%
	(amount in thousands)
Operating Expenses
Research and development	$370	$280	$90	32%
Clinical development	20	53	(33)	-62%
Selling, general and administrative	1,170	395	775	196%
Total operating expenses	$1,560	$728	$832	114%

(1)	Represents operating expenses from our unaudited condensed consolidated financial statements for the three-month period ended March 31, 2023 and 2022, respectively. Refer to our notes to unaudited condensed consolidated financial statements for further discussion.

Operating expenses totaled approximately $1.5 million and $0.7 million during the three months ended March 31, 2023 and 2022, respectively. The increase in operating expenses is the result of the following factors.

Research and Development Expenses

Our research and development expenses consist primarily of expenditures for lab operations, preclinical studies, compensation, and consulting costs.

Research and development expenses totaled approximately $370,000 and $280,000 for the three months ended March 31, 2023, and 2022, respectively. The increase of approximately $90,000, or 32%, for the three months ended March 31, 2023, compared to the same period in 2022, was primarily due to an increase in compensation costs and benefits as we added research personnel, as well as a related increase in costs for lab supplies and reagents. Additionally, equipment costs, including depreciation and maintenance costs, increased as we purchased capital equipment to support research and development efforts.

Clinical Development

Clinical development expenses totaled approximately $20,000 and $53,000 for the three months ended March 31, 2023 and 2022, respectively. The decrease of approximately $33,000, or 62%, for the three months ended March 31, 2023, compared to the same period in 2022, was primarily attributable to a decrease in professional fees, including consulting fees, related to evaluating the clinical strategy in the prior year for our pivotal clinical trial designed to confirm the sensitivity and specificity of CyPath® Lung in detecting lung cancer in persons at high risk for the disease, including patients who display indeterminate lung nodules between 6mm and 30mm in size which often present a challenge in diagnosis.

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Selling, general and administrative expenses totaled approximately $1.2 million and $395,000 for the three months ended March 31, 2023 and 2022, respectively. The increase of approximately $775,000, or 196%, for the three months ended March 31, 2023, compared to the same period in 2022, was primarily attributable to an increase in consulting, legal and professional fees incurred in 2023 compared to 2022 to comply with the reporting requirements of a public company, as well as an increase related to board compensation. Patent costs increased in the current year as we maintain and expand our patent portfolio to protect our diagnostic and therapeutic platforms. Additionally, compensation increased due to additional personnel and support services to support the launch of sales of our diagnostic test, CyPath® Lung.

Other Income (Expense)

	Three Months Ended		Change in 2023
	March 31,		Versus 2022
	2023	2022	$	%
	(amount in thousands)
Interest income (expense), net	$37	$(1,146)	$1,183	103%
Gain (loss) on change in fair value of convertible notes	—	404	(404)	-100%
Total other income (expense)	$37	$(742)	$779	105%

Other income (expense), net totaled approximately $37,000 and ($0.7) million for the three-month period ended March 31, 2023 and 2022, respectively.

Interest Income (Expense), net

Interest income (expense), net was approximately $37,000 for the three months ended March 31, 2023, compared to ($0.7) million for the three months ended March 31, 2022. The change was due to no convertible notes outstanding during the current year compared to the same period in the prior year, as substantially all convertible and bridge notes were converted as a result of our IPO in the prior year. Additionally, in 2022 the Company recorded interest expense for the amortization of debt discount related to the issuance of bridge notes.

Gain (loss) on change in fair value of convertible notes

There was a loss of approximately $0.4 million on the change in fair value of convertible notes during the three months ended March 31, 2022, compared to no loss during the three months ended March 31, 2023. The change in the fair value of convertible notes resulted primarily from changes in the calculation of the fair value of our stock, the reduction in the expected term, and other assumptions during the reported periods. Substantially all convertible and bridge notes were converted as a result of our IPO in the prior year, resulting in no additional changes in fair value related to the convertible and bridge notes.

Liquidity and Capital Resources

To date, we have funded our operations primarily through our initial public offering, exercise of warrants, and the sale of our equity and debt securities, resulting in gross proceeds of approximately $34.3 million.

We have incurred losses since our inception in 2014 as a result of significant expenditures for operations and research and development and, prior to April 2022, the lack of any approved diagnostic test or therapeutic products to generate revenue. For the three months ended March 31, 2023 and 2022, we had net losses of $1.5 million and $1.5 million, respectively, and we expect to incur substantial additional losses in future periods. We have an accumulated deficit of approximately $38.2 million as of March 31, 2023. Cash and cash equivalents were approximately $9.8 million as of March 31, 2023. Based on our current level of expected operating expenditures, we expect to be able to fund our operations for at least 12 months following the date of this Quarterly Report.

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

Summary Statements of Cash Flows

The following information reflects cash flows for the periods presented:

	Three Months Ended
	March 31,
	2023	2022
	(amounts in thousands)
Cash and cash equivalents at beginning of period	$11,414	$1,361
Net cash used in operating activities	(1,529)	(634)
Net cash used in investing activities	(32)	—
Net cash (used in) provided by financing activities	(83)	301
Cash and cash equivalents at end of period	$9,769	$1,028

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $1.5 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively. The increase of approximately $0.9 million in cash used by operations during the three months ended March 31, 2023, compared to the same period in 2022, was attributable to an increase of $0.1 million in our loss from operations as compared to the prior year as described above. This increase was partially offset by fair value adjustments of approximately $1.0 million and the amortization of debt discount of $0.4 million related to the issuance of bridge notes in the prior year, as well as changes in prepaid and other assets, accounts payable and accrued interest.

Net Cash Used in Investing Activities

The Company used approximately $32,000 for the three months ended March 31, 2023, in investing activities related to the purchase of computer and lab equipment, compared to no cash used in investing activities for the three months ended March 31, 2022.

Net Cash Provided by Financing Activities

Cash used in financing activities was approximately $83,000 compared to cash provided by financing activities of approximately $0.3 million for the three months ended March 31, 2023, and 2022, respectively. The change in cash used in financing activities for the three months ended March 31, 2023, compared to 2022, was a result of the Company obtaining short-term financing for director and officer insurance policies, compared to net proceeds from bridge notes of approximately $0.5 million in the same period in the prior year, offset by the payment of deferred issuance costs related to the anticipated IPO completed in September 2022.

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

Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make significant judgments and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases these significant judgments and estimates on historical experience and other assumptions it believes to be reasonable based upon information presently available. Actual results could differ from those estimates under different assumptions, judgments or conditions.

Stock-Based Compensation

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

Accounting for Income Taxes

We are governed by U.S. income tax laws, which are administered by the Internal Revenue Service (“IRS”). We follow ASC 740, Accounting for Income Taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which the related temporary difference becomes deductible.

Emerging Growth Company Status

We are both an “emerging growth company” and a “smaller reporting company” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are therefore subject to reduced public company reporting requirements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company, pursuant to Item 305(e) of Regulation S-K promulgated under the Securities Act, we are not required to provide the information required by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act) Rules 13a-15(e)and 15d-15(e)). Based on that evaluation, management has concluded that due to limited resources and limited number of employees, its internal control over financial reporting was ineffective as of March 31, 2023, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with U.S. GAAP. To mitigate the limited resources and employees, we rely heavily on direct management oversight of transactions, along with the use of legal and accounting professionals. As we grow, we expect to increase the number of employees, which we believe will enable us to implement adequate segregation of duties within the internal control framework.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) over financial reporting during the three months ended March 31, 2023, covered by this Quarterly Report that could materially affect, or are reasonably likely to materially affect, our financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS.

From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. To date, the Company has had no material pending legal proceedings, and we are not engaged in any legal proceedings that are expected, individually or in the aggregate to have a material adverse impact on our financial position or results of operations.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to provide disclosure pursuant to this Item 1A. However, in addition to other information set forth in this Quarterly Report, you should carefully consider the “Risk Factors” discussed in our Final Prospectus filed with the SEC on September 2, 2022, pursuant to Rule 424(b)(4) under the Securities Act for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Quarterly Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition, and operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS.

Exhibit No.	Title of Document

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101*	The following financial statements from the bioAffinity Technologies, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statement of Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	The cover page from the bioAffinity Technologies, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

* Filed herewith.

† Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

bioAffinity Technologies, Inc.
(Registrant)

By:	/s/ Maria Zannes
Maria Zannes
Chief Executive Officer, President, Founder, and Director

By:	/s/ Michael Dougherty
Vice President and Chief Financial Officer

