Form 10-Q
period 2024-06-30
bioAffinity Technologies, Inc.
filed 2024-08-14
CIK 1712762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares of the issuer’s common stock outstanding as of August 12, 2024, was 13,449,165.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are predictive in nature, depend on or refer to future events or conditions, and are sometimes identified by words such as “may,” “could,” “plan,” “project,” “predict,” “pursue,” “believe,” “expect,” “estimate,” “anticipate,” “intend,” “target,” “seek,” “potentially,” “will likely result,” “outlook,” “budget,” “objective,” “trend,” or similar expressions of a forward-looking nature and the negative versions of such expressions. The forward-looking information contained in this report is generally located under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. The forward-looking statements in this report generally relate to the plans and objectives for future operations of bioAffinity Technologies, Inc. and are based on our management’s reasonable estimates of future results or trends. Although we believe these forward-looking statements are reasonable, all forward-looking statements are subject to various risks and uncertainties, and our projections and expectations may be incorrect. The factors that may affect our expectations regarding our operations include, among others, the following:

●	our projected financial position and estimated cash burn rate;

●	our estimates regarding expenses, future revenues, and capital requirements;

●	the success, cost, and timing of our clinical trials;

●	our ability to obtain funding for our operations necessary to complete further development and commercialization of our diagnostic tests or therapeutic product candidates;

●	our dependence on third parties, including the conduct of our clinical trials;

●	our ability to obtain the necessary regulatory approvals to market and commercialize our diagnostic tests or therapeutic product candidates;

●	the potential that the results of our pre-clinical and clinical trials indicate our current diagnostic tests or any future diagnostic tests or therapeutic product candidates we may seek to develop are unsafe or ineffective;

●	the results of market research conducted by us or others;

●	our ability to obtain and maintain intellectual property (“IP”) protection for our current diagnostic test or future diagnostic tests and therapeutic product candidates;

●	our ability to protect our IP rights and the potential for us to incur substantial costs from lawsuits to enforce or protect our IP rights;

●	the possibility that a third party may claim we or our third-party licensors have infringed, misappropriated, or otherwise violated their IP rights and that we may incur substantial costs and be required to devote substantial time defending against such claims;

●	the success of competing therapies, diagnostic tests, and therapeutic products that are or will become available;

●	our ability to expand our organization to accommodate potential growth and to retain and attract key personnel;

●	our potential to incur substantial costs resulting from product liability lawsuits against us and the potential for such lawsuits to cause us to limit the commercialization of our diagnostic tests and therapeutic product candidates;

●	market acceptance of our diagnostic test and diagnostic tests in development and therapeutic product candidates, the size and growth of the potential markets for our current diagnostic test, diagnostic tests in development, and therapeutic product candidates, and any future diagnostic tests and therapeutic product candidates we may seek to develop, and our ability to serve those markets;

●	the successful development of our commercialization capabilities, including sales and marketing capabilities;

●	compliance with government regulations, including environmental, health, and safety regulations and liabilities thereunder;

●	the impact of a health epidemic on our business, our clinical trials, our research programs, healthcare systems, or the global economy as a whole;

●	general instability of economic and political conditions in the United States, including inflationary pressures, increased interest rates, economic slowdown or recession, and escalating geopolitical tensions;

●	compliance with government regulations, including environmental, health, and safety regulations, and liabilities thereunder;
●	anticipated uses of net proceeds from our financings.
●	the increased expenses associated with being a public company; and

●	other factors discussed elsewhere in this Quarterly Report.

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

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

bioAffinity Technologies, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$801,311	$2,821,570
Accounts and other receivables, net	1,595,626	811,674
Inventory	29,768	18,484
Prepaid expenses and other current assets	253,726	321,017
Total current assets	2,680,431	3,972,745

Non-current assets:
Property and equipment, net	449,250	458,633
Operating lease right-of-use asset, net	324,942	370,312
Finance lease right-of-use asset, net	973,358	1,165,844
Goodwill	1,404,486	1,404,486
Intangible assets, net	804,306	833,472
Other assets	19,675	16,060

Total assets	$6,656,448	$8,221,552

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$848,102	$604,789
Accrued expenses	969,093	1,149,811
Unearned revenue	26,135	33,058
Operating lease liability, current portion	98,593	94,708
Finance lease liability, current portion	380,259	365,463
Notes payable, current portion	4,106	—
Total current liabilities	2,326,288	2,247,829

Non-current liabilities:
Finance lease liability, net of current portion	641,566	835,467
Operating lease liability, net of current portion	232,714	283,001
Notes payable, net of current portion	22,766	—

Total liabilities	3,223,334	3,366,297

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, par value $0.001 per share; 20,000,000 shares authorized; no shares issued or outstanding at June 30, 2024, and December 31, 2023	—	—
Common stock, par value $0.007 per share; 100,000,000 shares authorized; 11,487,046 and 9,394,610 issued and outstanding at June 30, 2024, and December 31, 2023, respectively	79,407	65,762
Additional paid-in capital	52,030,280	49,393,972
Accumulated deficit	(48,676,573)	(44,604,479)

Total stockholders’ equity	3,433,114	4,855,255

Total liabilities and stockholders’ equity	$6,656,448	$8,221,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

bioAffinity Technologies, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net Revenue	$2,397,652	$19,738	$4,804,043	$20,659

Operating expenses:
Direct costs and expenses	1,407,710	1,234	2,981,151	1,322
Research and development	402,433	335,125	796,072	704,741
Clinical development	51,462	35,260	100,422	54,888
Selling, general, and administrative	2,472,775	1,404,917	4,658,719	2,552,792
Depreciation and amortization	151,070	21,552	300,707	43,236

Total operating expenses	4,485,450	1,798,088	8,837,071	3,356,979

Loss from operations	(2,087,798)	(1,778,350)	(4,033,028)	(3,336,320)

Other income (expense):
Interest income	5,186	44,124	11,313	82,778
Interest expense	(22,249)	(1,360)	(45,799)	(3,015)
Other expense	1	—	4,511	—

Total other income (expense)	(17,062)	42,764	(29,975)	79,763

Net loss before provision for income tax expense	(2,104,860)	(1,735,586)	(4,063,003)	(3,256,557)

Income tax expense	5,419	4,587	9,091	16,406

Net loss	$(2,110,279)	$(1,740,173)	$(4,072,094)	$(3,272,963)

Net loss per common share, basic and diluted	$(0.19)	$(0.20)	$(0.38)	$(0.38)

Weighted average common shares outstanding	11,389,308	8,520,714	10,655,483	8,477,656

The accompanying notes are an integral part of these unaudited consolidated financial statements

bioAffinity Technologies, Inc.

Unaudited Condensed Consolidated Statements of Stockholders’ Equity

	For the Six Months Ended June 30, 2024
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2023	—	$—	9,394,610	$65,762	$49,393,972	$(44,604,479)	$4,855,255

Stock-based compensation expense	—	—	284,357	1,991	567,916	—	569,907

Exercise of stock options	—	—	208,031	454	74,445	—	74,899

Exercise of stock warrants	—	—	48	—	147	—	147

Sale of common stock	—	—	1,600,000	11,200	2,488,800	—	2,500,000

Offering costs	—	—	—	—	(495,000)	—	(495,000)
Net loss	—	—	—	—	—	(4,072,094)	(4,072,094)

Balance at June 30, 2024 (unaudited)	—	$—	11,487,046	$79,407	$52,030,280	$(48,676,573)	$3,433,114

	For the Three Months Ended June 30, 2024
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at March 31, 2024 (unaudited)	—	$—	11,216,491	$78,515	$51,744,830	$(46,566,294)	$5,257,051

Stock-based compensation expense	—	—	127,324	892	285,303	—	286,195

Exercise of stock options	—	—	143,183	—	—	—	—

Exercise of stock warrants	—	—	48	—	147	—	147

Net loss	—	—	—	—	—	(2,110,279)	(2,110,279)

Balance at June 30, 2024 (unaudited)	—	$—	11,487,046	$79,407	$52,030,280	$(48,676,573)	$3,433,114

	For the Six Months Ended June 30, 2023
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2022	—	$—	8,381,324	$58,669	$47,652,242	$(36,667,468)	$11,043,443

Stock-based compensation expense	—	—	174,041	1,218	326,650	—	327,868

Net loss	—	—	—	—	—	(3,272,963)	(3,272,963)

Balance at June 30, 2023 (unaudited)	—	$—	8,555,365	$59,887	$47,978,892	$(39,940,431)	$8,098,348

	For the Three Months Ended June 30, 2023
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at March 31, 2023 (unaudited)	—	$—	8,463,052	$59,241	$47,809,283	$(38,200,258)	$9,668,266

Stock-based compensation expense	—	—	92,313	646	169,609	—	170,255

Net loss	—	—	—	—	—	(1,740,173)	(1,740,173)

Balance at June 30, 2023 (unaudited)	—	$—	8,555,365	$59,887	$47,978,892	$(39,940,431)	$8,098,348

The accompanying notes are an integral part of these condensed consolidated financial statements.

bioAffinity Technologies, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended June 30,
	2024	2023

Cash flows from operating activities
Net loss	$(4,072,094)	$(3,272,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	300,707	43,236
Stock-based compensation expense	569,907	327,868
Changes in operating assets and liabilities:
Accounts and other receivables	(783,952)	(79,743)
Inventory	(11,284)	(4,561)
Prepaid expenses and other assets	63,676	251,292
Accounts payable	243,313	(170,638)
Accrued expenses	(180,718)	(26,231)
Unearned revenue	(6,923)	42,750
Operating lease right-of-use asset	(1,032)	—
Net cash used in operating activities	$(3,878,400)	$(2,888,990)

Cash flows from investing activities
Purchase of property and equipment	(69,672)	(36,175)
Net cash used in investing activities	$(69,672)	$(36,175)

Cash flows from financing activities
Proceeds from issuance of common stock from direct offering, net of underwriting discounts, commissions and offering expenses of $495,000	2,005,000	—
Proceeds from exercised stock options	74,899	—
Proceeds from exercise of warrants	147	—
Payment on loans payable	—	(209,412)
Proceeds from loans payable	26,872	—
Principal repayments on finance leases	(179,105)	—
Net cash provided by (used in) financing activities	$1,927,813	$(209,412)

Net decrease in cash and cash equivalents	(2,020,259)	(3,134,577)
Cash and cash equivalents at beginning of period	2,821,570	11,413,759
Cash and cash equivalents at end of period	$801,311	$8,279,182

Supplemental disclosures of cash flow information:
Interest expense paid in cash	$45,799	$3,015
Income taxes paid in cash	9,091	16,406

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. The condensed consolidated financial statements are unaudited and in management’s opinion include all adjustments, including normal recurring adjustments and accruals, necessary for a fair presentation of the results for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2023, was derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by GAAP. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2024, or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024 (the “2023 Form 10-K”).

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

The Company has incurred significant losses and negative cash flows from operations since inception and expects to continue to incur losses and negative cash flows for the foreseeable future. As a result, the Company had an accumulated deficit of approximately $48.7 million at June 30, 2024. The Company’s cash and cash equivalents at June 30, 2024, were approximately $0.8 million. Based on the Company’s current expected level of operating expenditures and the cash and cash equivalents on hand at June 30, 2024, management concludes that there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve (12) months subsequent to the issuance of the accompanying condensed consolidated financial statements. Therefore, on August 2, 2024, the Company entered into warrant agreements to existing accredited investors to exercise the current outstanding warrants and issue additional warrants in return. The Company also entered into a securities purchase agreement with an institutional investor to purchase common stock shares. Between the warrant and purchase agreements, the Company raised an additional $1.7 million in cash, see Note 15. Subsequent Events. However, the Company may need to raise further capital through the sale of additional equity or debt securities or other debt instruments, strategic relationships or grants, or other arrangements to support its future operations, if revenue from operations does not significantly increase. If such funding is not available or not available on terms acceptable to the Company, the Company’s current development plan may be curtailed. Furthermore, an alternative source of funding to the sale of additional equity or debt securities is the exercising of outstanding warrants for which there can be no guarantee. No adjustments have been made to the presented condensed consolidated financial statements as a result of this uncertainty.

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

Business Combination

On September 18, 2023, the Company, in connection with the Asset Purchase Agreement it entered into with Village Oaks and Roby P. Joyce, M.D., dated September 18, 2023, acquired substantially all the assets and assumed certain liabilities of Village Oaks in exchange for total consideration of $3,500,000, which consists of: (1) $2.5 million in cash paid at closing and (2) 564,972 shares of the Company’s Common Stock valued at $1 million. The assets purchased included a clinical pathology laboratory regulated by the Centers for Medicare and Medicaid Services (“CMS”) and accredited by the College of American Pathologists (“CAP”) and certified under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”). The primary reason for the acquisition is control of the laboratory in which CyPath® Lung is ordered and processed.

The Company recognized goodwill of $1,404,000 arising from the acquisition. The acquisition is being accounted for as a business combination in accordance with ASC 805. The Company has determined the preliminary fair values of the accounts receivable, accounts payable, and accrued expenses that make up the majority of the net working capital assumed in the acquisition. These values are subject to change, within a year of the acquisition date of September 18, 2023, as the Company performs additional reviews of its assumptions utilized, and any future period adjustments would impact the consolidated statement of operations post-acquisition.

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

The preliminary purchase price allocations relating to the acquisition previously reported in the Quarterly Report on Form 10-Q filed October 14, 2023, reported net working capital of $1,167,000 and goodwill of $1,149,000. The amounts have been updated to reflect the purchase price adjustments to accounts payable and accounts receivable that existed at the time of the acquisition. The Company incurred and expensed approximately $811,000 in acquisition costs.

For prior year comparative purposes, the pro-forma statement of operations as if combined on January 1, 2023, would result in net revenues of $3,631,208, net loss of $(3,765,983) and loss per share of $(0.44) for the six months ended June 30, 2023.

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

Advertising Expense

The Company expenses all advertising costs as incurred. Advertising expense was $131,125 and $27,741 for the six months ended June 30, 2024 and 2023, respectively, and $119,205 and $21,692 for the three months ended June 30, 2024 and 2023, respectively.

Loss Per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of the Company’s Common Stock outstanding during the period. Diluted loss per share is computed by dividing net loss attributable to common stockholders by the sum of the weighted-average number of shares of Common Stock outstanding during the period and the weighted-average number of dilutive Common Stock equivalents outstanding during the period, using the treasury stock method. Dilutive Common Stock equivalents are comprised of in-the-money stock options, convertible notes payable, and warrants based on the average stock price for each period using the treasury stock method.

The following potentially dilutive securities have been excluded from the computations of weighted average shares of Common Stock outstanding as of June 30, 2024 and 2023, as they would be anti-dilutive:

	As of June 30,
	2024	2023
Shares underlying options outstanding	337,810	806,392
Shares underlying warrants outstanding	8,838,669	4,649,952
	9,176,479	5,456,344

Revenue Recognition

The Company recognizes as revenue the amount that reflects the consideration to which it expects to be entitled in exchange for goods sold or services rendered primarily upon completion of the testing process (when results are reported) or when services have been rendered.

Patient Service Fee Revenue

Net revenues from patient service fees accounted for greater than 85% of the Company’s consolidated net revenues for the six months ended June 30, 2024, and are primarily comprised of a high volume of relatively low-dollar transactions. The laboratory, which provides clinical testing services and other services, satisfies its performance obligation and recognizes revenues primarily upon completion of the testing process (when results are reported) or when services have been rendered. The Company estimates the amount of consideration it expects to be entitled to receive from payer customer groups in exchange for providing services using the portfolio approach. These estimates include the impact of contractual allowances (including payer denials) and patient price concessions. The portfolios determined using the portfolio approach consist of the following groups of payer customers: healthcare insurers, government payers (Medicare and Medicaid programs), client payers and self-pay. Contracts do not contain significant financing components based on the typical period of time between performance of services and collection of consideration.

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

	For the six months ended June 30,
	2024	2023
Patient service fees[1]	$4,209,955	$—
Histology service fees	530,053	—
Medical director fees	33,193	—
Department of Defense observational studies	6,923	—
Other revenues[2]	23,919	20,659
Total net revenue	$4,804,043	$20,659

[1]	Patient services fees include direct billing for CyPath® Lung diagnostic test of approximately $199,000.

[2]	Other revenues include pre-acquisition CyPath® Lung royalty income and laboratory services.

Property and Equipment

In accordance with ASC 360-10, Accounting for the Impairment of Long-Lived Assets, the Company periodically reviews the carrying value of its long-lived assets, such as property, equipment, and definite-lived intangible assets, to test whether current events or circumstances indicate that such carrying value may not be recoverable. When evaluating assets for potential impairment, the Company compares the carrying value of the asset to its estimated undiscounted future cash flows. If an asset’s carrying value exceeds such estimated cash flows (undiscounted and with interest charges), the Company records an impairment charge for the difference. The Company did not record any impairment for the three and six months ended June 30, 2024, or fiscal year ended December 31, 2023.

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

Asset Category	Useful Life
Computer equipment	3-5 years
Computer software	3 years
Equipment	3-5 years
Furniture and fixtures	5-7 years
Vehicles	5 years
Leasehold improvements	Lesser of lease term or useful life

Intangible Assets

Intangible assets, net of accumulated amortization, and goodwill are summarized as follows as of June 30, 2024:

Description	Date Acquired	Useful Life	Cost	Amortization	Net
Goodwill	9/18/2023		$1,404,486	$—	$1,404,486
Trade names and trademarks	9/18/2023	18 years	150,000	(6,527)	143,473
Customer relationships	9/18/2023	14 years	700,000	(39,167)	660,833
Total intangible assets, net			$2,254,486	$(45,694)	$2,298,792

The Company incurred amortization of intangible assets of $29,167 and $0 for the six months ended June 30, 2024 and 2023, respectively, and $14,538 and $0 for the three months ended June 30, 2024 and 2023, respectively.

Recent Accounting Pronouncements

The Company continues to monitor new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) and does not believe any accounting pronouncements issued through the date of this Quarterly Report will have a material impact on the Company’s condensed consolidated financial statements.

The Company adopted FASB issued Accounting Standards Update (ASU) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures on December 31, 2023. The Company used the five steps to ASC 280 to evaluate what, if any, segment reporting would be beneficial for shareholders. These five steps included: 1) evaluate operating segments for aggregation, 2) perform quantitative threshold tests, 3) evaluate remaining operating segments for aggregation, 4) ensure that 75% of revenue is reported, and 5) consider practical limit. Based on the analysis above against those five steps, management concludes that segment reporting is required for two segment operations: 1) diagnostic R&D and 2) laboratory services.

Segment Information

The Company is organized in two operating segments, Diagnostic Research and Development (“R&D”) and Laboratory Services, whereby its chief operating decision maker (“CODM”) assesses the performance of and allocates resources. The CODM is the Chief Executive Officer. Diagnostic R&D includes research and development and clinical development on diagnostic tests. Any revenues assigned to Diagnostic R&D are proceeds received from observational studies. Laboratory services include all the operations from Village Oaks and PPLS in addition to sales and marketing costs of CyPath® Lung from bioAffinity Technologies.

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net revenue:
Diagnostic R&D	$4,038	$—	$6,923	$—
Laboratory services [1]	2,393,614	19,738	4,797,120	20,659
Total net revenue	2,397,652	19,738	4,804,043	20,659

Operating expenses:
Diagnostic R&D	(453,895)	(370,384)	(896,494)	(759,629)
Laboratory services	(2,535,285)	(1,235)	(5,272,284)	(1,322)
General corporate activities	(1,496,270)	(1,426,469)	(2,668,293)	(2,596,028)
Total operating loss	(2,087,798)	(1,778,350)	(4,033,028)	(3,336,320)

Non-operating income (expense), net	(17,062)	42,764	(29,975)	79,763
Net loss before income tax expense	(2,104,860)	(1,735,586)	(4,063,003)	(3,256,557)
Income tax expense	(5,419)	(4,587)	(9,091)	(16,406)
Net loss	$(2,110,279)	$(1,740,173)	$(4,072,094)	$(3,272,963)

[1]	The majority of the increase versus the prior year is from the acquisition of Precision Pathology Laboratories Services, LLC on September 18, 2023.

Research and Development

Research and development costs are charged to expense as incurred. The Company’s research and development expenses consist primarily of expenditures for lab operations, preclinical studies, compensation, and consulting costs.

The Company incurred research and development expenses of $796,072 and $704,741 for the six months ended June 30, 2024 and 2023, respectively, and $402,433 and $335,125 for the three months ended June 30, 2024 and 2023, respectively.

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

Regulatory Matters

Regulations imposed by federal, state, and local authorities in the United States (“U.S.”) are a significant factor in providing medical care. In the U.S., drugs, biological products, and medical devices are regulated by the Federal Food, Drug, and Cosmetic Act (“FDCA”), which is administered by the Food and Drug Administration (“FDA”) and the CMS. The Company has not yet obtained marketing authorization from the FDA but is able to market its CyPath® Lung test as a laboratory developed test (“LTD”) sold by Precision Pathology Laboratory Services, a CAP-accredited, CLIA-certified clinical pathology laboratory and wholly owned subsidiary.

Note 3. ACCOUNTS AND OTHER RECEIVABLES, NET

The following is a summary of accounts receivables and other:

	June 30, 2024	December 31, 2023
Patient service fees	$1,279,413	$657,717
Histology service fees	193,810	121,301
Medical director fees	3,040	3,103
Other receivables	119,363	29,553
Total accounts and other receivables, net	$1,595,626	$811,674

Note 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized below:

	June 30, 2024	December 31, 2023

Prepaid insurance	$77,427	$171,855
Legal and professional	50,304	24,476
Other	125,995	124,686
Total prepaid expenses and other current assets	$253,726	$321,017

Note 5. PROPERTY AND EQUIPMENT, NET

Property and equipment are summarized below:

	June 30, 2024	December 31, 2023

Lab equipment	$662,747	$647,214
Computers and software	81,433	68,682
Leasehold improvements	9,941	9,941
Vehicles	148,103	105,919
	902,224	831,756
Accumulated depreciation	(452,974)	(373,123)
Total property and equipment, net	$449,250	$458,633

Depreciation expense was $79,054 and $41,000 for the six months ended June 30, 2024 and 2023, respectively, and $40,243 and $21,000 for the three months ended June 30, 2024 and 2023, respectively.

Note 6. ACCRUED EXPENSES

Accrued expenses are summarized below:

	June 30, 2024	December 31, 2023

Compensation	$749,709	$857,037
Legal and professional	162,318	257,926
Clinical	55,315	15,350
Other	1,751	19,498
Total accrued expenses	$969,093	$1,149,811

Note 7. UNEARNED REVENUE

The Company engaged in an observational study of CyPath® Lung with the U.S. Department of Defense (“DOD”). A total of 70 CyPath® Lung units were ordered and shipped. However, in compliance with FASB ASC 606, the performance obligation was complete for only 37 units as of June 30, 2024. The performance obligation is deemed complete after samples have been collected, processed, analyzed, and results communicated to patients. The unearned revenue balance amounted to $26,135 and $33,058 as of June 30, 2024, and December 31, 2023, respectively.

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

Note 9. LEASES

The Company has one operating lease for its real estate and office space for the CAP/CLIA laboratory, as well as multiple finance leases for lab equipment in Texas that were acquired through the September 18, 2023 acquisition. The operating lease has a remaining lease term of 3.08 years as of June 30, 2024. The Company has finance leases consisting of office and lab equipment with remaining lease terms ranging from approximately 1.75 to 3.50 years as of June 30, 2024, for which the Company has determined that it will use the equipment for a major part of its remaining economic life.

The lease agreements generally do not provide an implicit borrowing rate. Therefore, the Company used a benchmark approach as of September 18, 2023, to derive an appropriate incremental borrowing rate to discount remaining lease payments. The Company benchmarked itself against other companies of similar credit ratings and comparable quality and derived imputed interest rates ranging from 8.02% to 8.07% for the lease term lengths.

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

The components of lease expense, which are included in selling, general and administrative expense and depreciation and amortization for the six months ended June 30, 2024 and 2023, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Amortization of right-of-use asset - finance lease	$96,243	$—	$192,486	$—
Interest on lease liabilities - finance lease	22,235	—	45,785	—
Operating lease cost	29,916	—	59,831	—
Total lease cost	$148,394	$—	$298,102	$—

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$(88,665)	$—	$(179,105)	$—
Operating cash flows from operating leases	(516)	—	(1,032)	—

Supplemental balance sheet information relating to leases was as follows as of June 30, 2024, and December 31, 2023:

Operating leases:	June 30, 2024	December 31, 2023
Operating lease right-of-use asset	$324,942	$370,312
Operating lease liability, current	$98,593	$94,708
Operating lease liability, long-term	$232,714	$283,001

Finance leases:	June 30, 2024	December 31, 2023
Finance lease right-of-use asset, gross	$1,294,168	$1,294,168
Accumulated amortization	(320,810)	(128,324)
Finance lease right-of-use asset, net	$973,358	$1,165,844
Finance lease liability, current portion	$380,259	$365,463
Finance lease liability, long-term	641,566	835,467
Total finance lease liabilities	$1,021,825	$1,200,930

Weighted-average remaining lease term:	June 30, 2024	December 31, 2023
Operating leases (in years)	3.08	3.58
Finance leases (in years)	2.82	3.25

Weighted-average discount rate:	June 30, 2024	December 31, 2023
Operating leases	8.07%	8.07%
Finance leases	8.02%	8.01%

Future minimum lease payments under non-cancellable lease as of June 30, 2024, are as follows:

	Operating Leases	Finance Leases
Remaining for 2024	$60,863	$224,252
2025	121,726	448,505
2026	121,726	270,395
2027 and thereafter	71,007	202,970
Total undiscounted cash flows	375,322	1,146,122
Less discounting	(44,015)	(124,297)
Present value of lease liabilities	$331,307	$1,021,825

Note 10. NOTES PAYABLE

Toyota Corolla - 2024

On March 18, 2024, the Company entered into a Finance Agreement to purchase a 2024 Toyota Corolla for $33,620 with a maturity date of February 18, 2030. The loan bears fixed interest at a rate of 5.99% per annum, with monthly payments of $467, which is comprised of principal and interest. This loan is collateralized by the underlying vehicle. The balance of this loan as of June 30, 2024, and December 31, 2023, is $26,872 and $0, respectively. The current portion of the balance of this loan as of June 30, 2024, and December 31, 2023, is $4,106 and $0, respectively.

Note 11. COMMITMENTS AND CONTINGENCIES

Operating Leases

In addition to the operating lease listed in Note 9, the Company leases its corporate offices under a month-to-month agreement and leases laboratory and additional office space under an operating lease that is renewable annually by written notice by the Company and will require renewal in September 2024. Rent expense for office and lab space amounted to approximately $60,000 and $53,000 for the six months ended June 30, 2024 and 2023, respectively, and $31,000 and $26,000 for the three months ended June 30, 2024, and 2023, respectively.

Legal Matters

From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. To date, the Company has no material pending legal proceedings.

Note 12. COMMON STOCK

Common Stock

The Company has authorized a total of 100,000,000 shares of Common Stock, $0.007 par value per share. On June 4, 2024, the Company received stockholder approval to increase the number of authorized shares of Common Stock from 25,000,000 shares to 100,000,000 shares and on June 5, 2024, the Company filed an amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the increase. The Company has issued 11,752,178 shares of Common Stock, of which 265,132 are unvested restricted stock awards as of June 30, 2024, and 9,505,255 shares of Common Stock, of which 110,645 are unvested restricted stock awards as of December 31, 2023.

Note 13. STOCK-BASED COMPENSATION

The Company granted options and restricted stock awards under its 2014 Equity Incentive Plan (the “2014 Plan”). Under the 2014 Plan, the Company is authorized to grant options or restricted stock for up to 2,000,000 shares of Common Stock. On June 6, 2023, the Company received stockholder approval to increase the number of authorized shares from 1,142,857 to 2,000,000. Options or restricted stock awards may be granted to employees, the Company’s board of directors, and external consultants who provide services to the Company. Options and restricted stock awards granted under the 2014 Plan have vesting schedules with terms of one to three years and become fully exercisable based on specific terms imposed at the date of grant. The 2014 Plan expired according to the respective 10-year term of the 2014 Plan in March 2024. A new 2024 Incentive Compensation Plan (the “2024 Plan”) was approved at the Annual Meeting of Shareholders on June 4, 2024.

The Company has recorded stock-based compensation expense related to the issuance of restricted stock awards in the following line items in the accompanying condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Research and development	$35,345	$10,620	$57,227	$21,889
General and administrative	251,949	159,634	512,680	305,979
	$287,294	$170,254	$569,907	$327,868

The following table summarizes stock option activity under the 2014 and 2024 Plan:

	Number of options	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2023	683,695	$3.99	2.9	158,332
Granted	—	—
Exercised	(208,031)	1.16
Forfeited	(137,854)	1.16
Outstanding at June 30, 2024	337,810	$6.88	5.08	—

Vested and exercisable at June 30, 2024	337,612	$6.88	5.08	—

As of June 30, 2024, there was no unrecognized compensation cost related to non-vested stock options.

During the six months ended June 30, 2024, 208,031 options were exercised at an exercise price of $1.155, of which 143,183 options were from a cashless exercise, and 137,854 options were forfeited due to a cashless exercise.

The following table summarizes restricted stock award activity under the 2014 and 2024 Plan:

	Number of restricted stock awards (RSA)	Weighted-average grant price	FMV on grant date	Vested number of RSA	Unvested number of RSA
Balance at December 31, 2023	540,967	$2.24	$1,209,391	447,905	93,062
Granted	419,756	1.66	698,655	266,774	152,982
Forfeited	—	—	—	—	—
Balance at June 30, 2024	960,723	$1.99	$1,908,046	714,679	246,044

During the three months ended June 30, 2024, the Company issued restricted stock awards (“RSAs”) for 419,756 shares of Common Stock to employees, non-employees, and the board of directors. The shares vest in equal monthly installments over terms of between immediately up to three years, subject to the employees and non-employees providing continuous service through the vesting date. During the three months ended June 30, 2024, 6,846 shares vested from RSAs granted prior to January 1, 2024, and 266,774 shares vested from RSAs granted during the six months ended June 30, 2024.

Note 14. WARRANTS

The Company’s outstanding Common Stock warrants are equity classified. As of June 30, 2024, and December 31, 2023, the Company had 8,838,717 and 4,649,952 warrants outstanding to purchase one share of the Company’s Common Stock for each warrant at a weighted average exercise price of $3.53 and expire at various dates through March 2029. During the six months ended June 30, 2024, 48 warrants were exercised into an equivalent number of Common Shares as compared to zero warrants being exercised during the six months ended June 30, 2023.

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

The following table summarizes the calculated aggregate fair values for the warrant derivative liability using the Black-Scholes method based on the following assumptions for the March 8, 2024 Direct Offering:

Exercise price per share of warrant	$1.64
Fair market closing price per share of Common Stock	$1.56
Volatility	132%
Expected term (years)	5
Risk-free interest rate	4.06%
Dividend yield	0%

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

The effect of the Transaction was such that the exercise price of the warrants was reduced to $3.0625 per share. The new number of warrant shares was calculated by dividing (x) the number of warrant shares underlying the warrant immediately prior to the Transaction multiplied by the exercise price in effect immediately prior to the Transaction, by (y) $3.0625. The calculations was made to the nearest cent or the nearest 1/100th of a share.

As of June 30, 2024, and prior to the Transaction, there were tradeable warrants to purchase up to an aggregate of 1,601,259 shares of Common Stock outstanding and non-tradeable warrants to purchase an aggregate of up to 2,704,506 shares of Common Stock outstanding.

	Number of warrants issued	Weighted-average exercise price	Number of warrants exercised	Number of warrants outstanding
Pre-IPO convertible notes	2,900,904	$5.31	—	2,900,904
IPO tradeable	2,326,834	3.06	(725,576)	1,601,259
IPO non-tradeable	3,015,464	3.06	(310,958)	2,704,506
Direct offering March 8, 2024	1,600,000	1.64	—	1,600,000
Placement agent direct offering March 8, 2024	32,000	1.64	—	32,000
Balance at June 30, 2024	9,875,202	$3.53	(1,036,534)	8,838,669

Note 15. SUBSEQUENT EVENTS

On August 2, 2024, the Company entered into warrant exercise agreements with three existing accredited investors to exercise certain outstanding warrants to purchase an aggregate of 1,041,667 of the Company’s shares of Common Stock (the “Existing Warrants”). In consideration for the immediate exercise in full of the Existing Warrants for gross cash proceeds of approximately $1,302,083, the exercising holders received in a private placement new unregistered warrants (the “New Warrants”) to purchase up to an aggregate of 1,302,082 shares of Common Stock (equal to 125% of the shares of Common Stock issued in connection with the exercise of the Existing Warrants) with an exercise price of $1.50 per share and are initially exercisable on the date that stockholder approval of the exercise of the New Warrants is obtained and will expire five years from the date of such approval. In connection with the exercise of the Existing Warrants, the Company agreed to reduce the exercise price of the Existing Warrants from $1.64 to $1.25 per share. The exercise of the Existing Warrants and the issuance of the New Warrants occurred on August 5, 2024.

On August 2, 2024, the Company also entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Purchaser”), pursuant to which the Company issued to the Purchaser, (i) in a registered direct offering, 360,000 shares of Common Stock, and (ii) in a concurrent private placement, warrants (the “Private Warrants”) to purchase an aggregate of 450,000 shares of Common Stock (the “Private Warrant Shares”), with an exercise price of $1.50 (collectively, the “Offering”). The Company received aggregate gross proceeds from the Offering of approximately $450,000, before deducting fees payable to the placement agent and other estimated offering expenses payable by the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis (the “MD&A”) is intended to highlight and supplement data and information presented elsewhere in this Quarterly Report and should be read in conjunction with our interim unaudited condensed consolidated financial statements and notes elsewhere in this Quarterly Report and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2023, included in the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 1, 2024 (the “2023 Form 10-K”). The MD&A is also intended to provide you with information that will assist you in understanding our consolidated financial statements, the changes in key items in those consolidated financial statements from year to year, and the primary factors that accounted for those changes. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause the Company’s financial results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the “Cautionary Note Regarding Forward-Looking Statements” section of this Quarterly Report and in the “Risk Factors” section of the 2023 Form 10-K.

Data as of and for the three and six months ended June 30, 2024 and 2023, has been derived from our unaudited condensed consolidated financial statements appearing at the beginning of this Quarterly Report. Results for any interim period should not be construed as an inference of what our results would be for any full fiscal year or future period.

Our MD&A is organized as follows:

●	Company Overview – Discussion of our business plan and strategy to provide context for the remainder of the MD&A.

●	Results of Operations – Analysis of our financial results comparing the six months and three months ended June 30, 2024, to the comparable period in 2023.

●	Liquidity and Capital Resources – Analysis of changes in our cash flows and discussion of our financial condition and potential sources of liquidity.

●	Critical Accounting Estimates – Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Company Overview

Business

bioAffinity Technologies, Inc. (the “Company,” “bioAffinity Technologies,” “we,” or “our”) develops noninvasive diagnostics to detect early-stage lung cancer and other diseases of the lung. We also are conducting early-stage research focused on advancing therapeutic discoveries that could result in broad-spectrum cancer treatments. We have developed a proprietary noninvasive diagnostic test using technology that identifies cancer cells and cell populations indicative of a diseased state for analysis using proprietary platforms developed using AI. Research and optimization of our platform technologies are conducted in laboratories at our wholly owned subsidiary, Precision Pathology Laboratory Services, LLC (“PPLS”), and The University of Texas at San Antonio.

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

Recent Developments

On August 2, 2024 we entered into warrant exercise agreements with three existing accredited investors to exercise certain outstanding warrants (the “Existing Warrants”) to purchase an aggregate of 1,041,667 of shares of common stock, par value $0.007 per share (the “Common Stock”). In consideration for the immediate exercise in full of the Existing Warrants for gross cash proceeds of approximately $1,302,083, the exercising holders received in a private placement new unregistered warrants (the “New Warrants”) to purchase up to an aggregate of 1,302,083 shares of Common Stock (equal to 125% of the shares of Common Stock issued in connection with the exercise of the Existing Warrants) with an exercise price of $1.50 per share and are initially exercisable on the date that stockholder approval of the exercise of the New Warrants is obtained and will expire five years from the date of such approval. In connection with the exercise of the Existing Warrants, we agreed to reduce the exercise price of the Existing Warrants from $1.64 to $1.25 per share. The exercise of the Existing Warrants and the issuance of the New Warrants occurred on August 5, 2024.

On August 2, 2024, we also entered into a securities purchase agreement (the “Purchase Agreement”) with an institutional investor (the “Purchaser”), pursuant to which we issued to the Purchaser, (i) in a registered direct offering, 360,000 shares of Common Stock, and (ii) in a concurrent private placement, warrants (the “Private Warrants”) to purchase an aggregate of 450,000 shares of Common Stock (the “Private Warrant Shares”), with an exercise price of $1.50 (collectively, the “Offering”). We received aggregate gross proceeds from the Offering of approximately $450,000, before deducting fees payable to the placement agent and other estimated offering expenses payable by us.

Financial

To date, we have devoted a substantial portion of our efforts and financial resources to the development of our diagnostic test, CyPath® Lung. As a result, since our inception in 2014, we have funded our operations principally through private sales of our equity or debt securities. As of June 30, 2024, we had cash and cash equivalents of $0.8 million. As of August 9, 2024, after taking into account the August 2024 financing transactions, we had cash and cash equivalents of $1.5 million, which we expect will not support our operations beyond October.

Prior to the acquisition, Village Oaks, under the trade name Precision Pathology Services, had licensed and developed CyPath® Lung as an LDT for sale to physicians. The license agreement provided that revenues from the sale would be split evenly between the Company and Village Oaks. In the second quarter of 2022, prior to the acquisition, we started to recognize revenue as part of a limited beta market testing program of the CyPath® Lung test. We have never been profitable, and as of June 30, 2024, we had total working capital of $26,000 and an accumulated deficit of approximately $48.7 million. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our diagnostic tests and advance our diagnostic tests through clinical trials; however, we do expect revenue to increase due to the acquisition. We intend to license our therapeutic products for clinical development should animal and pre-clinical studies prove successful.

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

Results of Operations

Three Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023

Net loss for the three months ended June 30, 2024, was approximately $2.1 million, compared to a net loss of approximately $1.7 million for the three months ended June 30, 2023.

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

	For the three months ended June 30,
	2024	2023
Patient service fees[1]	$2,060,906	$—
Histology service fees	292,081	—
Medical director fees	17,135	—
Department of Defense observational studies	4,038	—
Other revenues[2]	23,492	19,738
Total net revenue	$2,397,652	$19,738

1 Patient services fees include direct billing for CyPath® Lung diagnostic test.

2 Other revenues include pre-acquisition CyPath® Lung royalty income and laboratory services.

Operating Expenses

	Three Months Ended		Change in 2024
	June 30,		Versus 2023
	2024	2023	$	%
Operating expenses:
Direct costs and expenses	$1,407,710	$1,234	$1,406,476	113,977%
Research and development	402,433	335,125	67,308	20%
Clinical development	51,462	35,260	16,202	46%
Selling, general and administrative	2,472,775	1,404,917	1,067,858	76%
Depreciation and amortization	151,070	21,552	129,518	601%
Total operating expenses	$4,485,450	$1,798,088	$2,687,362	149%

Operating expenses totaled approximately $4.5 million and $1.8 million during the three months ended June 30, 2024 and 2023, respectively. The increase in operating expenses is the result of the following factors:

Direct costs and expenses

Our direct costs and expenses are primarily direct labor for pathology services, laboratory supplies and reagents, laboratory equipment, and allocated shared facilities. Direct costs and expenses totaled $1.4 million and $1,234 during the three months ended June 30, 2024 and 2023, respectively. The increase of approximately $1.4 million for 2024 compared to 2023 was primarily attributable to the laboratory operations of the newly acquired PPLS in 2024 that did not exist in 2023.

Research and Development Expenses

Our research and development expenses consist primarily of expenditures for lab operations, preclinical and clinical studies, compensation, and consulting costs.

Research and development expenses totaled $402,433 and $335,125 for the three months ended June 30, 2024 and 2023, respectively. The increase of approximately $67,000, or 20%, for the three months ended June 30, 2024, compared to the same period in 2023 was primarily due to an increase in compensation costs and benefits as we added research personnel, as well as a related increase in costs for lab supplies and reagents.

Clinical Development

Clinical development expenses totaled $51,462 and $35,260 for the three months ended June 30, 2024 and 2023, respectively. The increase of approximately $16,000, or 46%, for the three months ended June 30, 2024, compared to the same period in 2023 was primarily attributable to an increase in compensation costs and benefits as we added clinical development personnel.

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of expenditures related to employee compensation, selling and marketing costs, legal, accounting and tax, other professional services, and general operating expenses.

Selling, general and administrative expenses totaled approximately $2.5 million and $1.4 million for the three months ended June 30, 2024 and 2023, respectively. The increase of approximately $1.1 million, or 76%, for the three months ended June 30, 2024, compared to the same period in 2023 was primarily attributable to acquired general and administrative costs from PPLS and an increase in employee compensation related to administrative and sales due to additional personnel and support services to support the launch of sales of our diagnostic test, CyPath® Lung.

Depreciation and Amortization

Depreciation and amortization expenses totaled $151,070 and $21,552 for the three months ended June 30, 2024 and 2023, respectively. The increase of approximately $130,000, or 601% for the three months ended June 30, 2024, compared to the same period in 2023 was primarily attributable to the acquired assets from PPLS during the prior year acquisition.

Other Income (Expense)

Other income (expense), net totaled ($17,062) and $42,764 for the three month period ended June 30, 2024 and 2023, respectively. The decrease in the other income of $59,826 is mostly attributable to a reduction in interest income of $38,938 which is due to lower cash balance in money market savings account, and an increase in interest expense of $20,889 related to equipment finance lease from the acquired PPLS lab as compared to the same period last year.

Six Months Ended June 30, 2024, Compared to Six Months Ended June 30, 2023

Net loss for the six months ended June 30, 2024, was approximately $4.1 million, compared to a net loss of approximately $3.3 million for the six months ended June 30, 2023.

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

	For the six months ended June 30,
	2024	2023
Patient service fees[1]	$4,209,955	$—
Histology service fees	530,053	—
Medical director fees	33,193	—
Department of Defense observational studies	6,923	—
Other revenues[2]	23,919	20,659
Total net revenue	$4,804,043	$20,659

1 Patient services fees include direct billing for CyPath® Lung diagnostic test.

2 Other revenues include pre-acquisition CyPath® Lung royalty income and laboratory services.

Operating Expenses

	Six Months Ended		Change in 2024
	June 30,		Versus 2023
	2024	2023	$	%
Operating expenses:
Direct costs and expenses	$2,981,151	$1,322	$2,979,829	225,403%
Research and development	796,072	704,742	91,331	13%
Clinical development	100,422	54,888	45,534	83%
Selling, general and administrative	4,658,719	2,552,792	2,105,927	82%
Depreciation and amortization	300,707	43,236	257,471	596%
Total operating expenses	$8,837,071	$3,356,979	$5,480,092	163%

Operating expenses totaled approximately $8.8 million and $3.4 million during the six months ended June 30, 2024 and 2023, respectively. The increase in operating expenses is the result of the following factors:

Direct costs and expenses

Our direct costs and expenses are primarily direct labor for pathology services, laboratory supplies and reagents, laboratory equipment, and allocated shared facilities. Direct costs and expenses totaled $2,981,151 and $1,322 during the six months ended June 30, 2024 and 2023, respectively. The increase of approximately $3.0 million for 2024 compared to 2023 was primarily attributable to the laboratory operations of the newly acquired PPLS in 2024 that did not exist in 2023.

Research and Development Expenses

Our research and development expenses consist primarily of expenditures for lab operations, preclinical and clinical studies, compensation, and consulting costs.

Research and development expenses totaled $796,072 and $704,742 for the six months ended June 30, 2024 and 2023, respectively. The increase of approximately $91,000, or 13%, for the six months ended June 30, 2024, compared to the same period in 2023 was primarily due to an increase in compensation costs and benefits as we added research personnel, as well as a related increase in costs for lab supplies and reagents.

Clinical Development

Clinical development expenses totaled $100,422 and $54,888 for the six months ended June 30, 2024 and 2023, respectively. The increase of approximately $46,000, or 83%, for the six months ended June 30, 2024, compared to the same period in 2023 was primarily attributable to an increase in compensation costs and benefits as we added clinical development personnel.

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of expenditures related to employee compensation, selling and marketing costs, legal, accounting and tax, other professional services, and general operating expenses.

Selling, general and administrative expenses totaled approximately $4.7 million and $2.6 million for the six months ended June 30, 2024 and 2023, respectively. The increase of approximately $2.1 million, or 82%, for the six months ended June 30, 2024, compared to the same period in 2023 was primarily attributable to acquired general and administrative costs from PPLS and an increase in employee compensation related to administrative and sales due to additional personnel and support services to support the launch of sales of our diagnostic test, CyPath® Lung.

Other Income (Expense)

Other income (expense), net totaled ($29,975) and $79,763 for the six-month period ended June 30, 2024, and 2023, respectively. The decrease in the other income of approximately $110,000 is mostly attributable to a reduction in interest income of $71,465 which is due to lower cash balance in money market savings account, and an increase in interest expense of $42,784 related to equipment finance lease from the acquired PPLS lab as compared to the same period last year.

Depreciation and Amortization

Depreciation and amortization expenses totaled $300,707 and $43,236 for the six months ended June 30, 2024 and 2023, respectively. The increase of approximately $257,000, or 596% for the six months ended June 30, 2024, compared to the same period in 2023 was primarily attributable to the acquired assets from PPLS during the prior year acquisition.

Liquidity, Capital Resources, and Going Concern

To date, we have funded our operations primarily through our IPO, subsequent registered direct offering, exercise of warrants, and the sale of our securities, resulting in gross proceeds of approximately $38.5 million. We have evaluated whether there are conditions and events that raise substantial doubt about our ability to continue as a going concern for at least one year after the date the condensed consolidated financial statements are issued.

We have incurred losses since our inception in 2014 as a result of significant expenditures for operations and research and development and, prior to April 2022, the lack of any approved diagnostic test or therapeutic products to generate revenue. For the three months ended June 30, 2024 and 2023, we had net losses of $2.1 million and $1.7 million, respectively, and we expect to incur substantial additional losses in future periods. We have an accumulated deficit of approximately $48.7 million as of June 30, 2024. Despite our recent financings in August 2024, pursuant to which we raised gross proceeds of approximately $1.7 million, we believe our current cash and anticipated revenue from operations will not be sufficient to support our operations beyond November 2024. Based on the Company’s current expected level of operating expenditures, current expected levels of revenue, and the cash and cash equivalents on hand at June 30, 2024, of $0.8 million, management concludes that there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve (12) months subsequent to the issuance of the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report. We need to raise further capital through the sale of additional equity or debt securities or other debt instruments, strategic relationships or grants, or through exercised outstanding warrants to support our future operations unless our revenue increases significantly. Our business plan includes expansion for our commercialization efforts which will require additional funding. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate revenue and raise capital from financing transactions. There can be no assurance that we will be successful in accomplishing these objectives.

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

Summary Statements of Cash Flows

The following information reflects cash flows for the periods presented:

	Six Months Ended
	June 30,
	2024	2023

Cash and cash equivalents at beginning of period	$2,821,570	$11,413,759
Net cash used in operating activities	(3,878,400)	(2,888,990)
Net cash used in investing activities	(69,672)	(36,175)
Net cash provided by (used in) financing activities	1,927,813	(209,412)
Cash and cash equivalents at end of period	$801,311	$8,279,182

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $3.9 million and $2.9 million for the six months ended June 30, 2024 and 2023, respectively. The increase of approximately $1.0 million in cash used by operations during the six months ended June 30, 2024, compared to the same period in 2023 was primarily attributable to an increase of approximately $370,000 in our loss from operations and an increase in patient accounts receivables of $700,000 due to a change in external professional medical billing providers effective March 1, 2024. The transition period from the previous to the new medical billing provider has caused a temporary delay in billing and deposits, as anticipated.

Net Cash Used in Investing Activities

The Company used approximately $70,000 for the six months ended June 30, 2024, in investing activities related primarily to the purchase of computer and lab equipment, compared to approximately $36,000 cash used in investing activities for the six months ended June 30, 2023.

Net Cash Provided by (Used In) Financing Activities

Cash provided in financing activities was approximately $1.9 million compared to cash used in financing activities of approximately $210,000 for the six months ended June 30, 2024 and 2023, respectively. The change in proceeds from prior year was primarily related to net proceeds from the direct offering of common stock securities for $2.5 million on March 8, 2024.

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

Patient Fee Revenues

We follow ASC 606, Revenue from Contracts with Customers, which requires revenue recognition in the period in which the service was performed. To be able to report timely net revenues for the period, estimates are used for a portion of uncollected balances. These estimates relate to third-party historical contractual discounts and adjustments (e.g., insurance providers) and patient historical uncollectible amounts. There can be a significant delay from the time a patient has been serviced to the invoicing of that service and collection of net proceeds. Historical data is used to determine estimates for those “in service” revenues that have not been billed or collected at the reporting period.

Patient Fee Receivables and Considerations for Credit Losses

We follow accounting considerations of CECL - Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. With the acquisition of PPLS and control of Village Oaks, the Company’s board-certified pathologists provide anatomic and clinical pathology services for patients and other customers. The Company’s other customer types include contract research organizations (“CROs”), hospitals, and independent laboratories. The Company enters into contracts with its customers for these services. The majority of the Company’s revenues stem from fees for services provided to patients, and thus in those arrangements the patient is the customer, although the services may be requested by a physician on the patient’s behalf. Furthermore, in addition to its contracts with patients, the Company separately contracts with third-party payers (insurance companies and governmental payers), who are typically responsible for all or the majority of the fees agreed upon for such services provided to patients. Historically, material amounts of gross charges are not collected due to various agreements with insurance companies, capped pricing levels for government payers, and uncollectible balances from individual payers. To estimate these allowances of credit losses, the Company assesses the portfolio risk segments and historical data on collection rates. These estimated allowances offset patient revenues and accounts receivables.

Discount Rate for Finance Leased Equipment

We follow ASC 842, Leases, under which a lessee is required to recognize most leases on its balance sheet. The Company has elected to apply a third-party valuation increment borrowing rate (“IBR”) as the discount rate by class of underlying assets when the rate is not implicit in the lease.

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

Going Concern

Our evaluation of our ability to continue as a going concern requires us to evaluate our future sources and uses of cash sufficient to fund our currently expected operations and research and development activities one year from the date our consolidated financial statements are issued. We evaluate the probability associated with each source and use of cash resources in making our going concern determination. The research and development of our diagnostic tests and therapeutic products are inherently subject to uncertainty.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report, is collected, recorded, processed, summarized, and reported within the time periods specified under the rules of the SEC. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized, and reported within the time periods specified in the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As of June 30, 2024, the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act. The Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on their assessment, they have concluded that, as of June 30, 2024, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) over financial reporting during the three months ended June 30, 2024, the period covered by this Quarterly Report, that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

In addition to other information set forth in this Quarterly Report, you should carefully consider the “Risk Factors” discussed in the 2023 Form 10-K, for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Quarterly Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition, and operating results. The following information updates, and should be read in conjunction with, the information disclosed in Part I, Item 1A, “Risk Factors,” contained in our 2023 Form 10-K. Except as disclosed below, there have been no material changes from the risk factors disclosed in our 2023 Form 10-K.

Risks Related to Our Financial Position

Our business plan relies upon our ability to obtain additional sources of capital and financing. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, we may be required to cease operations.

During the six months ended June 30, 2024, and June 30, 2023 we generated revenue of approximately $4.8 million and $20,659, respectively and for the years ended December 31, 2023, and December 31, 2022, we generated revenue of approximately $2.5 million and $5,000, respectively. During the six months ended June 30, 2024, and June 30, 2023, we generated $4.2 million from laboratory patient services (of which approximately $207,000 related to our first diagnostic test, CyPath® Lung), approximately $530,000 from histology laboratory tests, approximately $33,000 from medical director fees, and approximately $7,000 in connection with CyPath® Lung tests purchased by the DOD for an observational study. During the year ended December 31, 2023, we generated $2.2 million from laboratory patient services (of which approximately $37,000 related to our first diagnostic test, CyPath® Lung), approximately $273,000 from histology laboratory tests, approximately $19,000 from medical director fees, and approximately $19,000 in connection with CyPath® Lung tests purchased by the DOD for an observational study.

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

As of June 30, 2024, we had an accumulated deficit of $48.7 million. As of August 9, 2024, our cash and cash equivalents were 1.5 million. Despite our recent financings, we will need to raise further capital through the sale of additional equity or debt securities or other debt instruments, strategic relationships or grants, or other arrangements to support our future operations. Our business plan includes expansion for our commercialization efforts which will require additional funding. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate revenue and raise capital from financing transactions. Without funding from the proceeds of a capital raise or strategic relationship or grant, management anticipates that our cash resources are sufficient to continue operations through October 2024. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of new business opportunities. There can be no assurance that we will be successful in accomplishing these objectives. Without such additional capital, we may be required to curtail or cease operations and be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment. WithumSmith+Brown, PC, our independent registered public accounting firm for the fiscal year ended December 31, 2023, has included an explanatory paragraph in its opinion that accompanies our audited consolidated financial statements as of and for the year ended December 31, 2023, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern.

We are unable to precisely estimate when we will begin to generate significant profit from revenue, if ever, from PPLS’ services, nor to estimate the amount of profit or revenue that will be generated or the expenses that will be incurred.

We do not expect to immediately derive profit from revenue from PPLS’ services. Since its acquisition in September 2023, we have generated $7.1 million in revenue from PPLS. Once we begin to generate such profit, there is no guarantee that it will be sufficient to realize the expected financial benefits of the acquisition. In addition, since we have limited experience operating a clinical laboratory, we may not accurately estimate the expenses we will incur.

Our failure to file a registration statement to register the shares of Common Stock issuable upon exercise of the warrants that we issued in August 2024, or to timely hold a stockholders’ meeting to obtain stockholder approval of the issuance of shares of Common Stock upon the exercise of the warrants that we issued in August 2024, will result in a breach of the terms of certain agreements.

Pursuant to the terms of certain agreements that we entered into with certain purchasers and the financial advisor/ placement agent in August 2024, we are obligated to file a registration statement to register the shares of Common Stock issuable upon exercise of the warrants issued to such purchasers and designees of the financial advisor/ placement agent within 45 days of the date of such agreement and to use commercially reasonable efforts to keep the registration statement effective at all times while the purchasers or designees of the financial advisor/ placement agent own any warrants or shares of Common Stock issuable upon exercise of the warrants. We are also obligated to hold a stockholders’ meeting 90 days after the closing date and, if approval is not obtained at the shareholders meeting, every six months thereafter seeking approval of the exercise of the warrants issued to the purchasers. The failure to take any of these actions will constitute a default under the operative agreement.

Our management collectively owns a substantial percentage of our Common Stock.

Based on the provisions for determining beneficial ownership in accordance with Rule 13d-3 and Item 403 of Regulation S-K under the Exchange Act, immediately after this Offering, our officers and directors will own or exercise control of approximately 27% of the voting power of our outstanding Common Stock. As a result, investors may be prevented from affecting matters involving our Company, including:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

We did not sell any equity securities during the quarter ended June 30, 2024, in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS.

Exhibit No.	Title of Document

1.1	Placement Agency Agreement, dated August 2, 2024, by and between bioAffinity Technologies, Inc. and Wallachbeth Capital LLC (Incorporated by reference as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on August 5, 2024)
3.2	Amended and Restated Bylaws of Registrant (Incorporated by reference as Exhibit 3.6 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-264463) filed with the SEC on June 16, 2022)
3.3	Certificate of Amendment to the Certificate of Incorporation of Registrant, as filed with the Delaware Secretary of State on May 31, 2016 (Incorporated by reference as Exhibit 3.3 to the Registrant’s Registration Statement on Form S-1 (File No. 333-274608) filed with the SEC on September 20, 2023)
3.4	Certificate of Designation of Series A Convertible Preferred Stock of the Registrant filed with the Delaware Secretary of State on July 13, 2017 (Incorporated by reference as Exhibit 3.4 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-264463) filed with the SEC on May 25, 2022)
3.5	Certificate of Amendment to the Certificate of Incorporation of Registrant, as filed with the Delaware Secretary of State on November 29, 2021 (Incorporated by reference as Exhibit 3.5 to the Registrant’s Registration Statement on Form S-1 (File No. 333-274608) filed with the SEC on September 20, 2023)
3.6	Certificate of Amendment to the Certificate of Incorporation of Registrant, as filed with the Delaware Secretary of State on June 23, 2022 (Incorporated by reference as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1/A (File No. 333-264463) filed with the SEC on May 25, 2022)
3.7	Certificate of Amendment to the Certificate of Incorporation of Registrant, as filed with the Delaware Secretary of State on June 6, 2023 (Incorporated by reference as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on June 7, 2023)
3.8	Certificate of Amendment to the Certificate of Incorporation of Registrant, as filed with the Delaware Secretary of State on June 5 2024 (Incorporated by reference as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on June 5, 2024)
4.1	Form of Purchase Warrant (Incorporated by reference as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on August 5, 2024)
4.2	Form of Placement Agent Warrant (Incorporated by reference as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on August 5, 2024)
10.1†	bioAffinity Technologies, Inc. 2024 Incentive Compensation Plan (Incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on June 5, 2024)
10.2	Form of Securities Purchase Agreement, dated as of August 2, 2024, by and among the Company and the investor listed on the signature page thereto (Incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on August 5, 2024)
10.3	Form of Warrant Inducement Agreement (Incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on August 5, 2024)
10.4	Form of Support Agreement with schedule of signatories (Incorporated by reference as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on August 5, 2024)
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

101*	The following financial statements from the bioAffinity Technologies, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Condensed Consolidated Balance Sheet, (ii) Condensed Consolidated Statement of Operations, (iii) Condensed Consolidated Statement of Stockholders’ Equity, (iv) Condensed Consolidated Statement of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text and including detailed tags.

104*	The cover page from the bioAffinity Technologies, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL

101.INS	Inline XBRL Instance Document *

101.SCH	Inline XBRL Taxonomy Extension Schema Document *

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase *

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *

* Filed herewith.

† Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOAFFINITY TECHNOLOGIES, INC.
(Registrant)

By:	/s/ Maria Zannes
Maria Zannes
Chief Executive Officer, President, Founder, and Director
Date:	August 14, 2024

By:	/s/ Michael Dougherty
Michael Dougherty Vice President and Chief Financial Officer
Date:	August 14, 2024

