Form 10-K
period 2024-12-31
bioAffinity Technologies, Inc.
filed 2025-03-31
CIK 1712762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024.

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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on that date, as reported by the Nasdaq Capital Market on such date was approximately $22.6 million. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares outstanding of the issuer’s common stock, $0.007 par value (the “Common Stock”), is 18,255,824 as of March 31, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the 2025 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2024 (the “2025 Proxy Statement”).

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are predictive in nature, depend on or refer to future events or conditions, and are sometimes identified by words such as “may,” “could,” “plan,” “project,” “predict,” “pursue,” “believe,” “expect,” “estimate,” “anticipate,” “intend,” “target,” “seek,” “potentially,” “will likely result,” “outlook,” “budget, “objective,” “trend,” or similar expressions of a forward-looking nature and the negative versions of such expressions. The forward-looking information contained in this report is generally located under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. The forward-looking statements in this report generally relate to the plans and objectives for future operations of bioAffinity Technologies, Inc. and are based on our management’s reasonable estimates of future results or trends. Although we believe these forward-looking statements are reasonable, all forward-looking statements are subject to various risks and uncertainties, and our projections and expectations may be incorrect. The factors that may affect our expectations regarding our operations include, among others, the following:

●	our projected financial position and estimated cash burn rate;

●	our estimates regarding expenses, future revenues, and capital requirements;

●	the success, cost, and timing of our clinical trials;

●	our ability to obtain funding for our operations necessary to complete further development and commercialization of our diagnostic tests or therapeutic product candidates;

●	our dependence on third parties in the conduct of our clinical trials;

●	our ability to obtain the necessary regulatory approvals to market and commercialize our diagnostic tests or therapeutic product candidates;

●	the potential that the results of our pre-clinical and clinical trials indicate our current diagnostic tests or any future diagnostic tests or therapeutic product candidates we may seek to develop are unsafe or ineffective;

●	the results of market research conducted by us or others;

●	our ability to obtain and maintain intellectual property protection for our diagnostic and therapeutic inventions or future diagnostic and therapeutic inventions to expand our product offerings;

●	our ability to protect our intellectual property (“IP”) rights and the potential for us to incur substantial costs from lawsuits to enforce or protect our IP rights;

●	the possibility that a third party may claim we or our third-party licensors have infringed, misappropriated, or otherwise violated their IP rights and that we may incur substantial costs and be required to devote substantial time defending against such claims;

●	our reliance on third parties;

●	the success of competing therapies, diagnostic tests, and therapeutic products that are or will become available;

●	our ability to expand our organization to accommodate potential growth and to retain and attract key personnel;

●	our potential to incur substantial costs resulting from product liability lawsuits against us and the potential for such lawsuits to cause us to limit the commercialization of our diagnostic tests and therapeutic product candidates;

●	market acceptance of our diagnostic tests and therapeutic product candidates, the size and growth of the potential markets for our current diagnostic tests and therapeutic product candidates, and any future diagnostic tests and therapeutic product candidates we may seek to develop, and our ability to serve those markets;

●	the successful development of our commercialization capabilities, including sales and marketing capabilities;

●	compliance with government regulations, including environmental, health, and safety regulations and liabilities thereunder;

●	the impact of a health epidemic on our business, our clinical trials, our research programs, healthcare systems, or the global economy as a whole;

●	general instability of economic and political conditions in the United States (“U.S.”), including inflationary pressures, increased interest rates, economic slowdown or recession, and escalating geopolitical tensions;

●	our anticipated uses of net proceeds from our financings;

●	the increased expenses associated with being a public company; and

●	other factors discussed elsewhere in this Annual Report.

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

Summary of Risk Factors

Risks Related to Our Financial Position

●	Our business plan relies upon our ability to obtain additional sources of capital and financing.
●	We must raise additional capital to fund our operations in order to continue as a going concern.
●	Our limited operating history makes it difficult to evaluate our business and future prospects.
●	We are unable to precisely estimate when we will begin to generate significant profit from Precision Pathology Laboratory Services (PPLS).
●	We have limited experience operating a laboratory.

Risks Related to our Diagnostic Product

●	Until we secure U.S. Food and Drug Administration (“FDA”) clearance for CyPath® Lung as an in vitro diagnostic, the FDA could impose greater regulatory burdens on laboratory developed tests (“LDTs”).
●	Delays or difficulties in the enrollment of patients could delay or prevent regulatory approvals.
●	Clinical trials are expensive, time-consuming, and may not be successful.

Risks Related to Our Diagnostic Tests

●	If our tests do not perform as expected, our operating results, reputation, and business will suffer.
●	We may experience difficulties that delay or prevent our development, introduction, or marketing of enhanced or new tests.
●	If clinical testing of a particular diagnostic test or therapeutic product candidate does not yield successful results, we will be unable to commercialize that test or product candidate.
●	Even if our diagnostic tests or therapeutic products receive marketing approval, we may not be successful in commercializing them or they may fail to achieve market acceptance.
●	We are currently dependent upon PPLS to offer and perform CyPath® Lung.
●	If we are unable to convince physicians of the benefits of our proposed diagnostic tests or therapeutic products, we may incur delays or additional expense in our attempt to establish market acceptance.
●	We face substantial competition.
●	Our success depends upon our ability to retain key executives and attract and retain qualified personnel.
●	Our lack of operating experience may make it difficult to manage our growth.
●	We will depend on third parties to manufacture and market our diagnostic tests and to design trial protocols and monitor clinical trials.
●	We are exposed to product liability and pre-clinical and clinical liability risks.
●	Our failure to comply with privacy and security regulations could result in liability or reputational harm.
●	Our ability to obtain adequate reimbursement for our diagnostic tests may impact our revenues.
●	Our employees, consultants, partners, and vendors may engage in misconduct or other improper activities.
●	Failure to comply with healthcare laws and regulations could result in substantial penalties.
●	We face intense competition in the biotechnology and pharmaceutical industries.
●	The market for our proposed tests and products is competitive and rapidly changing.
●	Healthcare cost containment initiatives and the growth of managed care may limit our returns.
●	Disruption of internal information technology systems will adversely affect our business.
●	Declining general economic or business conditions may have a negative impact on our business.
●	Global climate change and related regulations could negatively affect our business.

Risks Related to the Operation of a CAP/CLIA Laboratory

●	PPLS’s operations depend upon the relationship of certain of our pathologists with existing customers.
●	PPLS may be unable to maintain equipment or generate revenue when its equipment is not operational.
●	If our sole laboratory facility becomes damaged or inoperable, loses its accreditation, or is required to vacate the facility, PPLS’ ability to sell its products or provide diagnostic assays and pursue its research and development efforts may be jeopardized.
●	PPLS relies on commercial courier delivery services to transport sputum samples for CyPath® Lung, the disruption of which could harm its business.
●	Security breaches, data loss, and other disruptions could compromise sensitive information of PPLS’ business.
●	If PPLS uses hazardous chemicals in a manner that causes injury, PPLS could be liable for damages.
●	If PPLS is unable to successfully scale its operations to support demand its business could suffer.
●	PPLS must dedicate substantial time and resources to its complex billing process to be paid.
●	Delays of third-party billing and collection providers and an in-house billing function to transmit claims to payors could have an adverse effect on PPLS.

Risks Related to Intellectual Property Rights

●	If we fail to comply with our obligations imposed by any intellectual property licenses with third parties that we may need in the future, we could lose rights that are important to our business.
●	In the future, we may need to obtain additional licenses of third-party technology that may not be available to us or are available only on commercially unreasonable terms.
●	Our competitive position depends on protection of our intellectual property.
●	Diagnostic tests and therapeutic products we develop could be subject to infringement claims.
●	We may become involved in lawsuits to protect or enforce our intellectual property.
●	If we are unable to protect our trade secrets, our business and competitive position could be harmed.
●	Changes in patent law could impair our ability to protect our tests and product candidates.
●	Our patent protection could be reduced or eliminated for non-compliance with requirements imposed by governmental patent agencies.
●	Patent terms may be inadequate to protect our diagnostic tests or therapeutic product candidates.
●	Issued patents could be found invalid or unenforceable.
●	If we do not obtain patent term extension, our business may be harmed.
●	We enjoy only limited geographical protection with respect to certain patents.
●	If our trademarks and trade names are not adequately protected, we may not be able to build name recognition.

Risks Related to Government Regulations

●	Should the FDA’s regulatory approach to LDTs change, our strategy may be adversely affected.
●	Delay by or failure of the FDA to grant our request for de novo classification or our failure to comply with applicable requirements would adversely affect our business.
●	Failure to comply with laws pertaining to LDTs or in vitro devices (“IVDs”) could adversely affect our business.
●	Third-party licensors of our future therapeutic products may be unable to obtain regulatory approval.
●	Failure to obtain regulatory approval in foreign jurisdictions would prevent our product candidates from being marketed in those jurisdictions that deny approval.
●	We may never obtain approval or commercialize such products outside of the U.S., which would limit our ability to realize their full market potential.
●	The impact of changes to healthcare policy and future healthcare reform legislation is unknown.

Risks Related to Ownership of Our Common Stock and Warrants

●	Our failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a de-listing of our Common Stock.
●	We do not expect to pay dividends in the foreseeable future. Any return on investment may be limited to the value of our Common Stock.
●	Our Common Stock market price may never exceed the exercise price of our outstanding warrants.
●	Holders of our warrants have no rights as stockholders until they exercise their warrants.
●	The provisions of our outstanding warrants could limit a warrant holder’s ability to choose the judicial forum for disputes.
●	Our failure to file timely registration statement pursuant to the terms of a warrant inducement agreement will result in a breach thereof.
●	The financial and operational projections that we may make from time to time are subject to inherent risks.
●	Our stock price has fluctuated in the past, has recently been volatile, and may be volatile in the future.
●	Our Common Stock has often been thinly traded.
●	An investment in our Company may involve tax implications.
●	Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
●	Our Certificate of Incorporation permits “blank check” Preferred Stock, which can be designated by our Board without stockholder approval.
●	Provisions in our corporate charter documents and under Delaware law could make an acquisition of the Company more difficult.
●	Certain provisions in our Charter and Amended and Restated (“A&R”) Bylaws could make a merger, tender offer, or proxy contest difficult.
●	Certain provisions of Delaware’s General Corporation Law (“DGCL”) may have anti-takeover effects that could delay, defer, or discourage another party from acquiring control of us.
●	Our Charter designates Delaware state or federal courts as the exclusive forum for disputes.
●	Certain provisions in our Charter and A&R Bylaws may discourage stockholders from bringing a lawsuit against our directors and officers.
●	Our management collectively owns a substantial percentage of our Common Stock.
●	If analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.
●	Any inability to report and file our financial results accurately and timely could harm our business.

PART I

Item 1. Business

Business Overview

We develop proprietary noninvasive diagnostics to detect early-stage lung cancer and other diseases of the lung using flow cytometry and automated analysis developed by machine learning, a form of artificial intelligence (“AI”). Our diagnostic tests analyze cell populations, including cancer and cancer-related cells, that are indicative of a specific diseased state.

We were formed as a Delaware corporation on March 26, 2014. On June 15, 2016, we formed OncoSelect® Therapeutics, LLC (“OncoSelect®”), a Delaware limited liability company and our wholly owned subsidiary which is a preclinical-stage biopharmaceutical discovery company that has advanced our discoveries of novel potential cancer therapies that specifically and selectively target a broad spectrum of cancer cells that have been grown in petri dishes without harm to healthy cells. We expect to present our findings at conferences and publish the results of our research this year and seek strategic partners that have the resources to advance our therapeutic discoveries.

On August 14, 2023, we formed Precision Pathology Laboratory Services, LLC (“PPLS”), a Texas limited liability company and our wholly owned subsidiary, which performs our clinical laboratory services, including CyPath® Lung operations. Research and optimization of our platform technologies for in vitro diagnostics and therapeutic technologies are conducted in laboratories at The University of Texas at San Antonio and PPLS in San Antonio, Texas.

In September 2023, through our wholly owned subsidiary PPLS, we acquired the assets of Village Oaks Pathology Services, P.A. (“Village Oaks”), a Texas professional association d/b/a Precision Pathology Services, including a clinical anatomic and clinical pathology laboratory and related services business in San Antonio, Texas. The laboratory is accredited by the College of American Pathologists (“CAP”) and certified under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”).

Our first diagnostic test, CyPath® Lung, addresses the need for noninvasive detection of early-stage lung cancer. Lung cancer is the leading cause of cancer-related deaths worldwide. Physicians order CyPath® Lung to assist in their assessment and care of patients who are at high risk for lung cancer. The CyPath® Lung test enables physicians to more confidently identify patients who will likely benefit from timely intervention and more invasive follow-up procedures and those who are likely without lung cancer and should continue routine screening. CyPath® Lung has the potential to increase overall diagnostic accuracy of lung cancer, which could lead to increased survival, fewer unnecessary invasive procedures, reduced patient anxiety, and lower medical costs.

CyPath® Lung uses flow cytometry technology to detect and analyze cell populations in a person’s sputum, or phlegm, to find characteristics indicative of lung cancer, including cancer and/or cancer-related cells that have shed from a lung tumor. The flow cytometer is a well-established instrument used in many commercial laboratories. Flow cytometry collects data pertaining to properties of single cells labeled with antibodies and dyes specific to cell types and characteristics. Sputum is an excellent sample for analysis because it is in direct contact with any malignancy in the lungs and can provide information about its area of field cancerization and the lung microenvironment. CyPath® Lung uses automated data analysis developed by machine learning, a form of AI, that allows data collection and analysis of an entire sample of sputum in less than 30 minutes, allowing for cost-effective, large-scale commercialization.

We conducted a 150-patient test validation trial of people at high risk for lung cancer including patients with the disease (N=28) and those who were cancer-free (N=122) that resulted in CyPath® Lung’s overall 88% specificity, meaning the ability to correctly identify a person without cancer, and 82% sensitivity, meaning the ability to correctly identify cancer in a person with the disease. CyPath® Lung correctly detected 80% of Stage I lung cancers. The test detected multiple lung cancer types including non-small cell, small cell, adenocarcinoma, squamous, and large cell cancers. For the subset of patients in this trial who had lung nodules 20 millimeters (“mm”) or smaller, this trial resulted in 92% sensitivity, 87% specificity, 99% negative predictive value, and 88% accuracy. In this subset of 132 individuals with small nodules, 119 patients were cancer-free and 13 had confirmed lung cancer. The detection of small lung nodules in people who have early-stage cancer can increase lung cancer survival.

Current Year Financial Highlights

Key financial results for the year ended December 31, 2024 include:

●	Consolidated revenue increased approximately 270% to $9.4 million as compared to $2.5 million for the year ended December 31, 2023, primarily as a result of the acquisition of PPLS in September 2023.
●	CyPath® Lung testing revenue increased approximately 1,400% to $0.5 million as compared to $35 thousand for the year ended December 31, 2023, due to an increase in total test results delivered of more than 600 for the current year.
●	Raised approximately $6.9 million in gross proceeds from equity transactions to fund operating activities.

Recent Developments

FDA Pivotal Study

In March 2025, we submitted our pivotal clinical trial protocol “Detection of Early-Stage Lung Cancer in Sputum using Flow Cytometry and an Automated Analysis Pipeline” to the Sterling Institutional Review Board (“IRB”) for approval after the Company meet met with the FDA on trial design. In third quarter 2024, the National Association of Veterans Research and Education Foundation (“NAVREF”) extended a “Call for Interest” to Veterans Administration (“VA”) systems to solicit participation in the pivotal trial, which resulted in a positive response from 22 VA medical centers. Academic, private, military, and VA centers currently are being qualified as collection sites for the 3,200-patient clinical trial expected to open in the second quarter of 2025.

Case Studies

In March 2025, we announced the release of physicians’ case studies showing the benefit to patients and their doctors of using CyPath® Lung, including one case in which an “Unlikely Lung Cancer” directly prevented a robotic bronchoscopic biopsy or high-risk percutaneous biopsy in a high-risk patient in response to imaging that showed several new, small non-calcified pulmonary nodules for a high-risk patient. In a second case study, a positive CyPath® Lung test result led to diagnosis of a recurrence of breast cancer, and a third case resulted in the diagnosis of a new primary lung cancer after a CyPath® Lung positive test that prompted a biopsy that otherwise would not have been performed.

Targeted Strategic Actions

In March 2025, we announced targeted strategic actions to improve financial performance and accelerate the commercial growth of CyPath® Lung, taking steps to deliver approximately $4 million in annual cost savings at our subsidiary PPLS, while increasing resources to expand CyPath® Lung sales in high-potential national markets. Specifically, cost savings are a result of labor cost reductions, operational efficiency enhancements, and discontinuing certain pathology services with suboptimal profit margins to focus on high-margin services such as CyPath® Lung and by discontinuing certain pathology services with suboptimal profit margins.

Continuation of Department of Defense Research

Beginning in the fourth quarter of 2023 and through 2024, we have been selling CyPath® Lung tests to the Department of Defense (DOD) to conduct an observational study, “Detection of Abnormal Respiratory Cell Populations in Lung Cancer Screening Patients Using the CyPath® Lung Assay,” and for research and development on using bronchoalveolar lavage fluid as a biological sample to assess cardiopulmonary function and exercise performance in military personnel post COVID-19 infection.

Public and Private Offerings

On February 26, 2025, pursuant to the terms of a warrant inducement agreement (the “February Inducement Agreement”), dated February 25, 2025 that we entered into with certain holders of existing warrants, such holders exercised for cash (i) warrants to purchase an aggregate of up to 1,302,082 shares of Common Stock issued on October 21, 2024 (the “October Warrants”), at the reduced exercise price of $0.58 per share, and (ii) warrants to purchase an aggregate of up to 1,136,391 shares of Common Stock issued on August 5, 2024 (the “August Warrants”), at the reduced exercise price of $0.58 per share. We received aggregate gross proceeds of approximately $1.4 million, before deducting advisory fees and other expenses payable by us. In consideration of the immediate exercise of the October Warrants and August Warrants by the holders thereof in accordance with the February Inducement Agreement, we issued unregistered common warrants to purchase an aggregate of up to 2,926,166 shares of Common Stock (120% of the number of shares of Common Stock issuable upon exercise of the October Warrants and August Warrants) to such holders.

On October 21, 2024, we issued to certain institutional investors (i) in a registered direct offering, 2,048,294 shares of our Common Stock, and (ii) in a concurrent private placement, common warrants to purchase an aggregate of 2,662,782 shares of Common Stock, with an exercise price of $1.50, pursuant to a securities purchase agreement, dated October 18, 2024, that we entered into with such institutional investors, and received aggregate gross proceeds from the offerings of approximately $2.7 million, before deducting placement agent fees and other offering expenses payable by us.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of the foregoing transactions.

Our First Diagnostic Test – CyPath® Lung

Lung cancer remains the most commonly diagnosed cancer and the leading cause of cancer-related deaths worldwide, claiming more than 1.8 million lives with almost 2.5 million new cases reported in 2022 according to a 2024 article in CA: A Cancer Journal for Clinicians. Cancer Epidemiology reports that lung cancer is the leading cause of cancer deaths in the European Union with an estimated 17 to 34 million people at high risk. China reported 1,060,600 new cases of lung cancer in 2022. According to the American Lung Association (“ALA”), screening for individuals at high risk for lung cancer has the potential to improve lung cancer survival rates by finding disease at an earlier stage when it is more likely to be curable. An estimated 19.3 million Americans should have annual screening for lung cancer, according to American Cancer Society recommendations. A study published in the New England Journal of Medicine titled “Survival of patients with stage I lung cancer detected on CT screening” dated October 26, 2006, reported that the survival rate of individuals with Stage I lung cancer who underwent surgical resection within one month after diagnosis had a ten-year survival rate of 92%, as compared to the overall five-year survival rate in the U.S. of 28.4% as reported by the ALA in its 2024 “State of Lung Cancer” report. Unfortunately, most lung cancer is detected in late stages. The results of a large national clinical trial that was reported in the New England Journal of Medicine in an article dated August 4, 2011, titled “Reduced Lung-Cancer Mortality with Low-Dose Computed Tomographic Screening” showed that screening for lung cancer using low-dose computed tomography (“LDCT”) resulted in a reduction of the mortality rate by up to 20% as compared to screening by X-ray if LDCT screening is used by patients at high risk for lung cancer on an annual basis. Therefore, LDCT scans are recommended for screening of an estimated 14 million Americans who are at high risk for lung cancer. If half of these high-risk individuals were screened, more than 12,000 lung cancer deaths could be prevented, according to the ALA. However, the New England Journal of Medicine article also reported that LDCT was shown to have a low positive predictive value of less than 4%. This means that for every 100 people who receive a positive result from LDCT screening and are suspected of having lung cancer, only four actually have the disease. A reliable, noninvasive, and cost-effective diagnostic test can increase diagnosis of early-stage lung cancer while lowering the number of unnecessary and invasive procedures for patients with a false positive result from LDCT screening. (A false positive test result indicates that the patient has lung cancer when he or she does not have the disease.)

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

A study authored by two pulmonologists and published in 2024 in the peer-reviewed Journal of Health Economics and Outcomes Research reported that adding CyPath® Lung to the standard of care for Medicare patients with a positive lung cancer screening could have saved an average of $2,773 per patient for total cost savings of $379 million in 2022, while the screening could have saved an average of $6,460 per patient for all patients with a positive lung cancer screening for a total costs savings of $891 million. The peer-reviewed study, “Economic Evaluation of a Novel Lung Cancer Diagnostic in a Population of Patients with a Positive Low-Dose Computed Tomography Result,” attributes the savings to a reduction in follow-up diagnostic assessments, expensive follow-up procedures and procedure-related complications. Michael J. Morris, M.D., Brooke Army Medical Center (“BAMC”) pulmonology and critical care physician and Assistant Dean of Research at San Antonio Uniformed Services Health Education Consortium (“SAUSHEC”), and Sheila A. Habib, M.D., Director of the Pulmonary Lung Nodule Clinic and the Lung Cancer Screening Program at the South Texas Veterans Health Care Systems’ Audie L. Murphy Memorial Veterans Hospital and Assistant Professor at the University of Texas Health Science Center at San Antonio, were first and second authors on the study published in the Journal of Health Economics and Outcomes Research. Economists John E. Schneider, Ph.D., and Maggie L. Do Valle, Master of Public Health, of Avalon Health Economics also contributed to the study.

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

We developed an algorithm as part of a test validation trial that used machine learning to distinguish samples from high-risk patients who had lung cancer from those who are cancer-free. Results of the trial were published January 21, 2023, in the peer-reviewed journal Respiratory Research. Village Oaks developed CyPath® Lung for sale as an LDT in accordance with the standards of the CAP and the regulations and guidance of the CLIA program, which is administered by the Centers for Medicare and Medicaid Services (“CMS”).

CyPath® Lung has been put into routine lab use without requiring expert evaluation of samples or being subject to operator bias. Our approach allows the entire sputum sample to be rapidly analyzed. The numerical analysis developed with machine learning captures complex interactions between lung cancer, the microenvironment, and areas of field cancerization that would be impossible for individuals to predict or detect reliably by eye. For example, during test development, we discovered that viability staining density suggests a link with apoptosis, or cell death, that is linked to many cancers, including lung cancer. Our model also suggests that specific markers of immune cell populations are informative as to the presence of cancer in the lung. These findings are the result of our machine learning approach to automated analysis.

CyPath® Lung uses sputum that is obtained noninvasively by patients in the privacy of their home. Physicians most often order the test for patients after CT imaging reveals one or more pulmonary nodules that have a higher risk but are not certain to be lung cancer. A patient collects his or her sample using a hand-held, noninvasive assist device, ICU Medical’s Acapella® Choice Blue, that acts to break up mucus in the lungs and help a person cough up sputum from the lung into a collection cup. The Acapella® Choice Blue has been 510(k)-cleared by the FDA as a positive expiratory pressure device to help mobilize lung secretions in people with certain lung conditions

The sputum sample is shipped overnight by the patient to PPLS and processed into a single-cell suspension, then labeled with antibodies that distinguish different cell types and the synthetic porphyrin TCPP that identifies cancer cells and/or cancer-associated cells. Our test can collect sample data and analyze a sputum sample in less than 30 minutes using integrated software for high-throughput, user-friendly standardized analysis. A physician’s report is generated within minutes after data acquisition. The report stratifies the patient into one of two risk groups. Those patients deemed “likely or very likely” to have cancer may benefit from aggressive intervention. Those “unlikely or very unlikely” to have a malignancy may continue imaging surveillance in accordance with local standard of care. The physician’s report also shows a numerical score between 0.1 to 1.0, with 0.1 to less than 0.5 being a negative result and 0.5 to 1.0 considered positive for lung cancer. The proprietary automated analysis software was developed and is wholly owned and patent protected by bioAffinity Technologies.

Physicians receive test results within three days after the laboratory receives the patient’s sputum sample. CyPath® Lung testing helps identify patients who should undergo more aggressive follow-up procedures to confirm a suspected lung cancer. When CyPath® Lung sample analysis determines a patient is unlikely or very unlikely to have lung cancer, the result can serve to guide and support a physician’s decision to monitor the patient using LDCT or CT imaging.

As reported in an article titled “Detection of Early-Stage Lung Cancer in Sputum using Automated Flow Cytometry and Machine Learning,” published in Respiratory Research on January 21, 2023, we conducted a 150-patient test validation trial of people at high risk for lung cancer including patients with the disease (N=28) and those who were cancer-free (N=122) that resulted in CyPath® Lung’s overall 88% specificity, meaning the ability to correctly identify a person without cancer, and 82% sensitivity, meaning the ability to correctly identify cancer in a person with the disease. For the subset of patients in this trial who had lung nodules 20 mm or smaller or no nodules detected by imaging, this trial resulted in 92% sensitivity, 87% specificity, 99% negative predictive value, and 88% accuracy. In this subset of 132 individuals with small nodules, 119 patients were cancer-free and 13 had confirmed lung cancer. Eight out of 10 (80%) of Stage I tumors were correctly identified. Sensitivity is the percentage of persons with the disease – in this case, lung cancer – who are correctly identified by the test. Specificity is the percentage of persons without lung cancer who are correctly identified by the test. The cancer group included all lung cancer types, but mostly squamous cell carcinoma and adenocarcinoma lung cancer (in near equal numbers), showing that CyPath® Lung detects all types of lung cancer. Furthermore, clinical trial results reported an Area Under the Curve (AUC) value of 0.89 for CyPath® Lung. AUC value indicates the ability of a test to distinguish between positive and negative cases. An AUC value of 0.7 to 0.8 is considered acceptable; 0.8 to 0.9 is excellent; more than 0.9 is outstanding. In study participants with lung nodules less than 20 mm, the test performed with an AUC value of 0.94.

In this 19-month trial, participants provided a sputum sample and were released from the study after a physician either confirmed the individual was cancer-free by examination of CT imaging or confirmed the presence of lung cancer by biopsy. Flow cytometry and patient data used in the analysis produced results that included (1) the proportion of cells with a high ratio of high TCPP fluorescence intensity over cell size; (2) the proportion of cells with an intermediate ratio of fluorescence intensity caused by the viability dye (FVS510) over cell size; (3) the proportion of cells that were CD206 negative but positive for one or more of the following markers: CD66b (granulocytes), CD3 (T cells), and CD19 (B cells); and (4) patient age.

The CyPath® Lung technology is based on scientific work originating at Los Alamos National Laboratory in collaboration with St. Mary’s Hospital in Colorado. In the Los Alamos research study, sputum samples from lung cancer patients were differentiated from non-cancer samples with 100% accuracy. This early research was conducted with sputum from 12 uranium miners. Microscope slides of sputum samples were labeled with the synthetic fluorescent porphyrin TCPP. The Los Alamos research study of 12 uranium miners included eight men with cancer and four healthy individuals. Researchers were blinded to the sample origin and looked for the presence of highly fluorescent cells indicating uptake of TCPP as an indicator of lung cancer. The length of the study and specific follow-up was not reported, but researchers did report that one patient in the study who had been incorrectly considered to be a healthy subject was correctly diagnosed with cancer by the test. Later, a blinded clinical trial was conducted and results published September 2015 in an article titled “Early Detection of Lung Cancer with Meso-Tetra (4-Carboxyphenyl) Porphyrin-Labeled Sputum” in the Journal of Thoracic Oncology. This study reported on an earlier version of CyPath® Lung that used a fluorescent microscope to directly identify cells labeled with TCPP in one-third or less of the sputum sample. For each trial participant, researchers manually scanned 12 microscope slides labeled with TCPP for the presence of red fluorescent cells (“RFCs”) displaying a spectral signature that indicated uptake of TCPP in the cell. In addition to measuring the spectral signature, the fluorescent intensity and cell size of RFCs were measured. The test data, including fluorescent intensity over cell size, was analyzed. The trial was conducted over 24 months and resulted in 81% test accuracy, 77.9% sensitivity, and 65.7% specificity in the ability to correctly differentiate between samples from lung cancer patients and those at high risk who were cancer-free. The earlier trial required participants to provide a sputum sample and CT imaging of the lungs. Those in the cancer cohort underwent a biopsy to confirm lung cancer. High-risk patients displaying indeterminate nodules were followed for 18 months to confirm they were cancer-free. The study concluded that optimizing the test to provide for analysis of the entire sputum sample would improve results.

On January 1, 2024, the Medicare reimbursement code 0406U specific for CyPath® Lung became effective after multiple regulatory decisions in 2023 leading to approval. On June 6, 2023, the American Medical Association (“AMA”) approved a Current Procedural Terminology (“CPT”) Proprietary Laboratory Analysis (“PLA”) code specifically for use with CyPath® Lung, which was publicly released on June 30, 2023. CyPath® Lung is on CMS’ clinical laboratory fee schedule. The CPT PLA code assigned to CyPath® Lung is 0406U with the descriptor “Oncology (lung), flow cytometry, sputum, 5 markers (meso-tetra [4- carboxyphenyl] porphyrin [TCPP], CD206, CD66b, CD3, CD19), algorithm reported as likelihood of lung cancer.”

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

The Cancer Diagnostics Market and CyPath® Lung

The global lung cancer diagnostic market is projected to grow from an estimated $15.1 billion in 2023 to $34.8 billion by the end of 2034, with a compound annual growth rate (“CAGR”) of 7.9%, according to a market research report issued by Transparency Market Research in October 2024. Our Company has the potential to play a significant role in the global cancer diagnostic market because we hold a strong and expanding IP portfolio for CyPath® Lung, a noninvasive, cost-effective, and high performing test that has the potential to better patient outcomes.

Comparison of CyPath® Lung to Current Standards of Care

Diagnostic Test or Procedure	Intended Patient	Sensitivity	Specificity	Procedural Risk	Source

CyPath® Lung	High risk	82%	88%	None	“Detection of Early-Stage Lung Cancer in Sputum using Automated Flow Cytometry and Machine Learning,” published in Respiratory Research on January 21, 2023

CyPath® Lung	High risk – nodules less than 20 mm	92%	87%	None	“Detection of Early-Stage Lung Cancer in Sputum using Automated Flow Cytometry and Machine Learning,” published in Respiratory Research on January 21, 2023

Low-dose CT screening	High risk	94%	73%	Radiation exposure	“Results of initial low dose computed tomographic screening for lung cancer,” published in the New England Journal of Medicine on May 23, 2013

FDG PET imaging	Suspicious lung nodules	89%	75%	Radiation exposure	“Accuracy of FDG-PET to diagnose lung cancer in areas with infectious lung disease: a meta-analysis,” published in JAMA in September 2014

Bronchoscopy	Suspicious lung nodules – central lesions	88%	47%	Invasive; risk of collapsed/bleeding lung; infection	“A bronchial genomic classifier for the diagnostic evaluation of lung cancer,” published in the New England Journal of Medicine on July 16, 2015

Fine needle biopsy	Suspicious lung nodules	90%	75%	Invasive; risk of collapsed/bleeding lung; infection	“Fine-needle aspiration biopsy versus core-needle biopsy in diagnosing lung cancer: a systemic review,” published in Current Oncology in February 2012

Core needle biopsy[21]	Suspicious lung nodules	89%	89%	Invasive; risk of collapsed/bleeding lung; infection	“Global patterns and trends in lung cancer incidence: a population-based study,” published in the Journal of Thoracic Oncology on February 16, 2021

As seen in the above table, CyPath® Lung performs similar to current Standard of Care, including more invasive and riskier diagnostic procedures. Moreover, lung nodules are commonly found on CT scans. Studies suggest up to 50% of lung nodules may be considered “indeterminate” without clear indication of being benign or malignant, posing difficult choices for physicians and their patients on steps. Our business model is to address the need for a noninvasive, cost-effective, high-performing lung cancer diagnostic that meets the need for more diagnostic certainty leading to quicker diagnosis at earlier stage for longer survival and reduced medical costs. The U.S. Preventive Services Task Force recommended new guidelines for screening in March 2021, nearly doubling the number of Americans at high risk for lung cancer who are recommended for annual screening to 14 million people, according to the ALA. In November 2023, the American Cancer Society updated its guidelines for lung cancer screening to include all former smokers over the age of 50 regardless of when they quit, increasing the estimated number of American adults eligible for screening to 19 million. China has an estimated 300 million smokers, according to the World Health Organization. In Europe, it is estimated that there is one new case of lung cancer diagnosed every minute, with incidence rates for males the highest in Eastern European countries and a five-year survival rate of only 13%, as reported by a May 2021 article, “Lung cancer screening in Europe: where are we in 2021?” published in Translational Lung Cancer Research. We expect to pursue CE marking of CyPath® Lung for sale in the European Union (“EU”).

CyPath® Lung Business Development Plan

We believe in the viability of our business plan based on the circumstances surrounding our business that are known to us as of the date of this Annual Report. However, the timing, strategies, and stages of our business plan may evolve in light of new circumstances that cannot be predicted with certainty at this time. Our business plan envisions four phases of expanding market entry into the U.S., the EU, and worldwide that are timed to maximize our resources and minimize market risk. Phase 1 of our business plan was completed in 2024 with a limited market launch of our LDT CyPath® Lung in Texas. This limited test market launch was designed to evaluate our marketing program and help us ensure each step in the care pathway – from the initial order by physicians to sputum collection and processing, to generating and delivering the patient report – is efficient and effective. This limited test market approach allowed us to refine future positioning and develop strategic insight for our CyPath® Lung test before expanding to a larger market.

We believe that our strategy related to a limited market launch proved successful. In January 2025, we reported the results of the Company’s CyPath® Lung pilot marketing program using Texas for our beta launch with sales growth Quarter-over-Quarter and more than 600 tests delivered in 2024. We attribute the growth in sales to three 2023 initiatives that came to fruition in 2024: (1) CMS’ inclusion of reimbursement for CyPath® Lung on its 2024 clinical laboratory fee schedule and subsequent reimbursement by Medicare and private insurance carriers; (2) the hiring of our new National Director of Sales in late 2023 and subsequent sales persons in 2024 who are experienced and well respected in the pulmonary field; and (3) marketing materials for the newly branded CyPath® Lung that emphasize our test’s ability to assist physicians with next steps in patient care.

In October 2024, CyPath® Lung was awarded listing on the U.S. Federal Supply Schedule (FSS), making the test available to U.S. Veterans and active military personnel across government health systems. We view this market opportunity as the next step in expanding sales nationally in the U.S., including strategic expansion into regional markets in 2025. Phase 2 of our business plan anticipates entering the EU market with CyPath® Lung as a CE-marked IVD test beginning with sales in the Netherlands, followed by a staged EU expansion. Phase 3 of our business plan focuses on the marketing of an FDA-cleared CyPath® Lung test, beginning with conducting a pivotal clinical trial in the U.S. Toward that end, we have voluntarily sought FDA guidance with the intention of obtaining clearance after completion of the pivotal trial of a Class II IVD medical device for use in the diagnosis of lung cancer in individuals with indeterminate pulmonary nodules between 6 mm to less than 20 mm.

To differentiate our LDT test from the future FDA cleared diagnostic test, we have named the test for which we are seeking FDA clearance “FlowPath Lung.” In December 2024, we met with FDA to discuss our pre-submission and subsequently incorporated the requested protocol changes to improve the trial design. Our revised trial protocol is now under review by an IRB. In third quarter 2024, the National Association of Veterans Research and Education Foundation (“NAVREF”) extended a “Call for Interest” to VA systems to solicit participation in the pivotal trial, which resulted in a positive response from 22 VA medical centers. We are in the process of qualifying VA, academic and private medical centers that have asked to participate. Our Clinical Research Organization (“CRO”) is Courante Oncology. Retired Army Col. Michael Morris, MD., of Brooke Army Medical Center has accepted the position as national Principal Investigator for the clinical trials. We anticipate a three-to-four-year clinical trial including an 18-month patient enrollment of approximately 3,400 patients, with the first clinical site expected to open and patient enrollment expected to begin in in the second quarter of 2025.

The pivotal trial will analyze sputum using flow cytometry data and patient data using the algorithm used for our LDT CyPath® Lung, including (1) the proportion of cells with a high ratio of high TCPP fluorescence intensity over cell size; (2) the proportion of cells with an intermediate ratio of fluorescence intensity caused by the viability dye (FVS510) over cell size; (3) the proportion of cells that were CD206 negative but positive for one or more of the following markers: CD66b (granulocytes), CD3 (T cells), and CD19 (B cells); and (4) patient age. Patient enrollment is scheduled to begin in the second quarter of 2025 at up to 20 collection sites. Assuming the study is successful, we intend to submit a de novo classification request to the FDA within six months of study completion. Phase 4 of our business plan accelerates the market presence of CyPath® Lung in the U.S. as well as countries in Asia, Eastern Europe, and Australia after obtaining FDA marketing authorization.

We have developed messaging and marketing programs that will continue to grow both in size and scope with each phase of development, including key convention attendance, digital marketing, social media presence, and advertising, to create an “inbound” lead generation mechanism that delivers our message to our target audience. In addition, we will continue to expand our collaboration with regional and national key opinion leaders (“KOLs”) and support efforts with collateral materials, including posters, presentations, videos, and peer-reviewed papers, to our KOLs who will present data and case studies of their use of CyPath® Lung. This content can be shared across platforms, including websites and sales tools, and will be used as references to support our product claims as well as sales and marketing efforts to physicians, reference laboratories, and patients. We are also working with lung cancer advocacy groups throughout all phases to support the message that routine lung cancer screening can save lives by diagnosing cancer at an early stage.

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

The recent economic journal article evaluating the significant healthcare cost benefits of using CyPath® Lung as a standard of care (Morris, et al., 2024) shows that balanced tests, like CyPath® Lung, can be the most cost effective. Those that perform well are most useful to a physician and his or her patient because they provide the most information, allowing a quicker decision on what follow-up path to choose: whether to move forward with more aggressive follow-up procedures (i.e., in the case of CyPath® Lung, if the test reveals a “likely” or “highly likely” cancer result) or to follow a more conservative approach (i.e., when the CyPath® Lung test reveals an “unlikely” or “very unlikely” cancer result).

Our competitive analysis reviewed published research that was sufficient to provide a scientific basis for evaluation. We found only seven tests, including CyPath® Lung, that represent a balanced test for early lung cancer detection and have advanced to the point that there is sufficient data for evaluation. One test is sold by two companies: one from the U.S. and one from China. In the U.S., the test is called Lung LB (sold by LungLife AI) and is now on the market. LungLB is a FISH-based test that requires a significant amount of experience to conduct. Four companies, each selling unique tests for early lung cancer detection, conducted their studies on a population that does not match the high-risk population for which the test is intended. Their clinical data, therefore, is not necessarily representative of the results that would be achieved in the population of patients who actually will use the test. The remaining balanced test, ProLung, is from IONIQ Sciences. The test requires an expensive machine to measure transcutaneous bioconductance. The test is not on the market at this time.

Delphi’s First Look was recently launched to assist in determining whether a person should be screened by LDCT. While CyPath® Lung is positioned to help diagnose lung nodules in patients who have already undergone screening by LDCT, First Look is intended to be used prior to LDCT. As such, this test may increase lung cancer screening uptake and potentially increase the need for CyPath® Lung.

We found two rule-out tests on the market. Both REVEAL, offered by MagArray, and Nodify-XL2, offered by Biodesix, are rule-out tests, meaning the tests aim to exclude patients without cancer. The REVEAL test is a blood test intended for patients with indeterminant nodules. In their 97-patient clinical validation trial, only patients with an intermediate risk of cancer, based either on a physician’s judgement or a clinical model, took part. This requirement led to 30% of high -risk patients being excluded at the onset of their analysis. In addition, the positive predictive value of the REVEAL test was 13.5% as compared to CyPath® Lung’s positive predictive value of 43.2%. Importantly, CyPath® Lung trial participants included those at high risk for lung cancer as defined by CMS, and none were excluded based on physician’s judgement which can be highly subjective. The tests had negative predictive values of 98% and 97.8%, respectively. The second rule-out test, Nodify-XL2, is used only by people with a pre-test probability of cancer less than 50%. As with the REVEAL test, a large number of patients were excluded from analysis. In the case of Nodify-XL2, about 55% of patients with lung nodules that physicians considered indeterminate, namely lung nodules sized between 8-30 mm, were excluded from the study. In addition, Nodify XL-2 reported an AUC of 0.62 (unacceptable) and 0.76 (acceptable) for their two clinical trials, as compared to CyPath® Lung with an AUC of 0.89 and 0.90 in two independent study groups (excellent).

Finally, the Percepta nasal swab test offered by Veracyte is not widely available and reportedly is seeking a reimbursement code. The test classifies patients in low- and high-risk categories, or for those whose results are unclear, an intermediate category. Test performance is different in each risk category. In a 2023 published paper of the test validation trial, the sensitivity and specificity for low-risk classification was 97% and 40%, respectively, with those at low risk having an 8% calculated risk of having a malignancy. The sensitivity and specificity for the high-risk classification was 57% and 92%, respectively, and those patients who were put into the high-risk category had a 90% risk of a malignancy. One of the limitations of this study is that the participants in the validation trial had a cancer prevalence of 54% as compared to the overall high-risk population that has an estimated lung cancer prevalence of 1.1%, according to the National Lung Cancer Screening Trial. Therefore, we believe the nasal swab test’s performance may suffer when the classifier is tested on more realistic cohorts with a cancer prevalence lower than 10%. In addition, nearly half of all patients who took part in the validation trial could not be classified as either low- or high-risk; instead, they are considered “intermediate risk” with a 50:50 chance of having cancer. Thus, in nearly half of the patients who received the Percepta nasal swab test, the results would not help advance the diagnostic process. In fact, for those patients in this indeterminate category who do have cancer, valuable time in diagnosis may be lost.

We believe there are many reasons why CyPath® Lung is a superior test when compared to its competitors. First, lung sputum is an excellent medium for early lung cancer detection because sputum is in close contact with the tumor and pre-cancerous areas that shed cancer and pre-cancerous cells directly into the sputum, can be obtained noninvasively, and can be transported easily. Moreover, sputum contains immune cell populations in reaction to the presence of a tumor. Second, our proprietary technology is straightforward. Our CyPath® Lung platform technology is not a molecular test and does not collect genetic material that requires immediate processing. CyPath® Lung uses well-established flow cytometry techniques to investigate cells contained in the sputum for characteristics that indicate the likelihood of lung cancer. Sample processing is straightforward, and laboratory technicians can be easily trained. Reagents used by the test are widely available. Data acquisition and analysis is fully automated, allowing for non-biased, efficient test results. Third, CyPath® Lung has shown high specificity and sensitivity that is similar to far more invasive and more expensive procedures currently used to detect lung cancer. Fourth, CyPath® Lung is cost effective, with a Medicare reimbursement code billable to both government and private insurance carriers. A 2024 study authored by Michael Morris, M.D., and Sheila Habib, M.D., reported on CyPath® Lung’s economic impact when used as companion test to the current Standard of Care predicting savings of more than $2,700 per Medicare patient and more than $6,400 per patient with private payer insurance who have pulmonary nodules sized less than 30 mm. Fifth and as important as any of our test’s benefits, CyPath® Lung is patient friendly, providing at-home, noninvasive sample collection.

Building on our Flow Cytometry Platform to Develop COPD and asthma precision diagnostics

We are conducting research to expand our platform technology to detect other lung diseases, including development of precision diagnostics to identify patients who can best use commercial therapies and treatments in late-stage clinical phases that treat asthma and Chronic Obstruction Pulmonary Disease (COPD).

An estimated 23 million adults in the U.S. and 27 million people in the EU have been diagnosed with asthma; and 4.2% of Chinese adults presented with asthma in a representative sample of adults recruited for a national cross-sectional China Pulmonary Health study between 2012 and 2015, representing 45.7 million adults in China. Furthermore, an estimated 14.2 million U.S. adults had COPD in 2021 and approximately 36.6 million people in Europe had COPD in 2020, with the expectation that almost 50 million people in Europe will have COPD in 2050. The diagnostics market for COPD alone was valued at $5.6 billion in 2023 and is expected to reach $8.2 billion by 2029, according to a market research study published by Research and Markets in November 2023. We are building on our expertise in using sputum as a sample for flow cytometric analysis to develop tests to detect COPD and asthma, including research to detect the presence of specific therapeutic targets to identify patients who can benefit from specific treatments. We expect to continue research through 2025 with patient studies expected in 2026.

OncoSelect® Therapeutics Research

We have completed and expect to report at one or more scientific conferences our findings describing the results of our research to advance our own scientific discoveries demonstrating that inhibition of the expression of two specific cell membrane proteins results in the selective killing of various cancer cell types grown in the laboratory with little or no effect on normal (non-cancerous) cells. We expect to pursue additional research and clinical development in this area with strategic partners that have the resources to advance our discoveries.

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

Corporate Information

We were incorporated in the State of Delaware on March 26, 2014. Our principal executive office is located at 3300 Nacogdoches, Suite 216, San Antonio, Texas 78217, and our telephone number at that address is (210) 698-5334. Our website address is https://www.bioaffinitytech.com/. Information contained on or that can be accessed through our website is not incorporated by reference into this Annual Report. Investors should not consider any such information to be part of this Annual Report.

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

The patent positions for biotechnology companies like ours are generally uncertain and can involve complex legal, scientific, and factual issues. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued, and its scope can be reinterpreted and even challenged after issuance. As a result, we cannot guarantee that any of our product candidates will be protectable or remain protected by enforceable patents. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented, or invalidated by third parties.

As of December 31, 2024, we and our OncoSelect® subsidiary have a patent estate that includes 17 issued U.S. and foreign counterpart patents including two U.S. patents and 15 foreign counterpart patents in Australia, Canada, China, France, Germany, Hong Kong, India, Italy, Mexico, Japan, Spain, Sweden, and the United Kingdom. We and OncoSelect® own all patents and trademarks in our intellectual property portfolio. One U.S. patent and nine counterpart foreign patents directed at diagnostic applications expire in 2030 and one foreign patent directed at a diagnostic application expires in 2039. One U.S. patent and five counterpart foreign patents directed at therapeutic applications expire in 2037.

With regard to our diagnostic patent portfolio, we have one issued U.S. patent and nine foreign counterpart patents in Canada, China, France, Germany, Hong Kong, Italy, Spain, Sweden, and the United Kingdom with another recently awarded diagnostic patent in Japan. Our diagnostic patent applications, fall into one of two families: one directed at diagnosing lung health using flow cytometry and the other directed at proprietary compensation beads used in analysis by flow cytometry. The diagnostic family of pending patent applications is directed at diagnosing lung health and includes three pending non-provisional U.S. patent applications and 18 foreign counterpart patent applications in Australia, Canada, China, European Patent Office, Hong Kong, Japan, Mexico, and Singapore filed in 2019 and 2024, one non-provisional U.S. patent application directed to compensation beads for flow cytometry and one International Patent Application filed in 2023 directed to diagnosing lung health.

With regard to our therapeutic product candidates, we have one issued U.S. patent, five issued foreign patents in Australia, China, Hong Kong, India and Mexico, two pending U.S. applications, and 10 foreign applications pending in Canada, China, European Patent Office, and Hong Kong. The therapeutic intellectual property is made up of two families, including one family directed at our siRNA product candidates for the treatment of cancer, and another family directed at our porphyrin conjugates for treating cancer.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the U.S., the term of a patent covering an FDA-approved drug may be eligible for a patent term extension under the Hatch-Waxman Act as compensation for the loss of patent term during the FDA regulatory review process. The period of extension may be up to five years beyond the expiration of the patent but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent among those eligible for an extension may be extended, and a given patent may only be extended once. Similar provisions are available in Europe and in certain other jurisdictions to extend the term of a patent that covers an approved drug. It is possible that issued U.S. patents covering each of our therapeutic product candidates may be entitled to patent term extensions. If our product candidates receive FDA approval, we intend to apply for patent term extensions, if available, to extend the term of patents that cover the approved product candidates. We also intend to seek patent term extensions in any jurisdictions where they are available; however, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted and, if granted, the length of such extensions.

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

Laboratory Developed Tests

CyPath® Lung completed its certification as an LDT in accordance with CAP and CLIA regulations and guidance in 2023. The FDA considers LDTs to be tests that are developed, validated, and performed within a single laboratory. While CMS oversees clinical laboratory operations through the CLIA program, the FDA has the authority to regulate LDTs as IVDs under the FDCA. On May 6, 2024, FDA promulgated a final rule phasing out over four years its enforcement discretion over LDTs. The agency said it will expect compliance with premarket review and quality system requirements for LDTs marketed after May 6, 2024. The FDA states that the agency will generally not enforce premarket review requirements for LDTs that were marketed before May 6, 2024, if they are not modified in certain ways. In particular, the rule states that the LDT is exempt if marketed before May 6, 2024, and is not modified in a way that changes its indications for use; does not alter its operating principle; does not include significantly different technology; and, the LDT does not adversely change its performance or safety specifications. The Company has no expectation or intention to modify CyPath® Lung in any manner that will change its indications for use, alter its operating principal, include different technology, or change its performance or safety specifications.

Clinical Laboratory Improvement Amendments of 1988

Clinical laboratories testing specimens collected in the U.S. for the purpose of disease diagnosis or health assessment are subject to CLIA, unless exempt. CLIA establishes quality standards for all clinical laboratory testing to ensure the accuracy, reliability, and timeliness of patient test results regardless of where the test was performed. In particular, these regulations mandate that clinical laboratories must be certified by the federal government or an accreditation organization with deemed status from the federal government or must be located in a state that has been granted exemption from CLIA requirements because the state has laws in effect that provide for requirements equal to or more stringent than CLIA requirements. CLIA also requires that laboratories meet quality assurance, quality control and personnel standards, perform proficiency testing, and undergo inspections. The CLIA standards applicable to clinical laboratories are based on the complexity of the testing performed by the laboratory, which ranges from “waived” to “moderate complexity” to “high complexity.” In the case of tests performed using IVDs, test complexity categorization of the IVD is performed by the FDA.

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

The FDA has a user fee goal to apply no more than 90 calendar review days to 510(k) submissions. During the process, the FDA may issue an Additional Information request, which stops the clock. The applicant has 180 days to respond, although during the COVID-19 Public Health Emergency, the FDA permitted companies an additional 180 days in which to respond. Therefore, the total review time absent the Public Health Emergency could be up to 270 days, and in practice may be longer.

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

Clinical trials must be conducted in accordance with good clinical practice (“GCP”) requirements contained in federal regulations and in international guidelines. Clinical trials, for both significant and nonsignificant risk devices, as well as exempt studies, must be approved by an IRB, an appropriately constituted group that has been formally designated to review and monitor biomedical research involving human subjects and which has the authority to approve, require modifications in, or disapprove research to protect the rights, safety, and welfare of the human research subject.

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

After completion of the required clinical testing, an NDA is prepared and submitted to the FDA. FDA approval of the NDA is required before marketing and distribution of the product may begin in the U.S. The NDA must include the results of all preclinical, clinical, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, and controls. The cost of preparing and submitting an NDA is substantial. The submission of most NDAs is additionally subject to a substantial application user fee. Under an approved NDA, the applicant is also subject to an annual program fee. These fees typically increase annually. The FDA has 60 days from its receipt of an NDA to determine whether the application will be filed based on the FDA’s determination that it is adequately organized and sufficiently complete to permit substantive review. Once the submission is filed, the FDA begins an in-depth review. The FDA has agreed to certain performance goals to complete the review of NDAs. Most applications are classified as Standard Review products that are reviewed within 10 months of the date the FDA files the NDA. Applications classified as Priority Review are reviewed within six months of the date the FDA files the NDA. An NDA can be classified for Priority Review when the FDA determines the drug has the potential to treat a serious or life-threatening condition and, if approved, would be a significant improvement in safety or effectiveness compared to available therapies. The review process for both standard and priority reviews may be extended by the FDA for three or more additional months to consider certain late-submitted information, or information intended to clarify information already provided in the NDA submission.

The FDA may also refer applications for novel products, as well as products that present difficult questions of safety or efficacy, to be reviewed by an advisory committee – typically a panel that includes clinicians, statisticians and other experts – for review, evaluation, and a recommendation as to whether the NDA should be approved. The FDA is not bound by the recommendation of an advisory committee but generally follows such recommendations. Before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. Additionally, the FDA will inspect the facility or the facilities at which the drug product is manufactured. The FDA will not approve the product unless compliance with current good manufacturing practices (“cGMP”) is satisfactory. After the FDA evaluates the NDA and completes any clinical and manufacturing site inspections, it issues either an approval letter or a complete response letter. A complete response letter generally outlines the deficiencies in the NDA submission and may require substantial additional testing or information in order for the FDA to reconsider the application for approval. If, or when, those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. An approval letter authorizes commercial marketing and distribution of the drug with specific prescribing information for specific indications. As a condition of NDA approval, the FDA may require a risk evaluation and mitigation strategy (“REMS”) to help ensure that the benefits of the drug outweigh the potential risks to patients. A REMS can include medication guides, communication plans for healthcare professionals, and elements to assure a product’s safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing the product, dispensing the product only under certain circumstances, special monitoring, and the use of patient-specific registries. The requirement for a REMS can materially affect the potential market and profitability of the product. Moreover, the FDA may require substantial post-approval testing and surveillance to monitor the product’s safety or efficacy.

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

European Data Collection

The collection and use of personal data (including health data) in the European Economic Area (“EEA”) are governed by the EU General Data Protection Regulations (“EU GDPR”) and national implementing legislation in EEA member states. The EU GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The EU GDPR establishes stringent requirements applicable to the processing of personal data, including strict requirements relating to the validity of consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct data protection impact assessments for “high risk” processing, limitations on retention of personal data, special provisions for “special categories of personal data” including health and genetic information of data subjects, mandatory data breach notification (in certain circumstances), “privacy by design” requirements, and direct obligations on service providers acting as processors. The EU GDPR also prohibits the international transfer of personal data from the EEA to countries outside of the EEA unless made to a country deemed to have adequate data privacy laws by the European Commission or a data transfer mechanism has been put in place. Failure to comply with the requirements of the EU GDPR and the related national data protection laws of the EEA states may result in fines up to 20 million euros or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. Moreover, the EU GDPR affords various data protection rights to individuals (i.e., the right to erasure of personal data) in certain circumstances, and the ability for data subjects to claim material and non-material damages resulting from infringements of the EU GDPR. Given the breadth and depth of changes in data protection obligations, maintaining compliance with the EU GDPR will require significant time, resources, and expense, and we may be required to put in place additional mechanisms ensuring compliance with the evolving data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations, and prospects.

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

Human Capital

We employ 57 employees at the time of this filing, 21 employed by bioAffinity and 36 employed by PPLS. We place significant emphasis on the recruitment, development, and retention of our employees who include award-winning scientists dedicated to advancing scientific discovery from bench to bedside. Of our seven employees engaged in research and development, all of whom are employed full-time, three hold Ph.Ds in biology or medicinal chemistry. Of the 36 employees at PPLS, nearly 40% have worked at our clinical laboratory for more than five years.

Our Chief Science Officer, William Bauta, Ph.D., was the Associate Director of Science at Genzyme Corporation and held a similar position at Ilex Products, Inc., where he was responsible for the discovery, development and FDA approval of therapeutics in the companies’ pipelines, and Manager of Medicinal and Process Chemistry at Southwest Research Institute. Business development is led by our Chief Operating Officer, Xavier Reveles, who has 25 years of experience as a clinical geneticist skilled in the creation and management of CLIA clinical laboratories, coding, and CPT reimbursement valuations. Mr. Reveles is board certified by the American Society of Clinical Pathology as a clinical specialist in cytogenetics who has successfully launched multiple diagnostics and commercial laboratories. We have attracted experienced salespeople with a proven record in the pulmonary field. In November 2023, we hired a National Sales Director who has more than 15 years of experience in medical sales and marketing, most recently as Executive Account Manager for the respiratory portfolio of Olympus America’s therapeutic solutions division. Our innovative and collaborative culture is in part responsible for our ability to attract and retain highly skilled professionals seeking professional advancement. Outside partnerships and collaborations that advance business and scientific research are encouraged, allowing us to multiply workforce efforts without expending significant capital.

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

We are also a “smaller reporting company” as defined in the Exchange Act and have elected to take advantage of certain of the scaled disclosures available to smaller reporting companies. To the extent that we continue to qualify as a “smaller reporting company” as such term is defined in Rule 12b-2 under the Exchange Act, after we cease to qualify as an emerging growth company, certain of the exemptions available to us as an “emerging growth company” may continue to be available to us as a “smaller reporting company,” including exemption from compliance with the auditor attestation requirements pursuant to SOX and reduced disclosure about our executive compensation arrangements. We will continue to be a “smaller reporting company” until we have $250 million or more in public float (based on our Common Stock) measured as of the last business day of our most recently completed second fiscal quarter or in the event we have no public float (based on our Common Stock) or a public float (based on our Common Stock) that is less than $700 million, annual revenues of $100 million or more during the most recently completed fiscal year.

Item 1A. Risk Factors.

Risks Related to Our Financial Position

Our business plan relies upon our ability to obtain additional sources of capital and financing. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, we may be required to cease operations.

Prior to 2022, we had not generated any revenue. During the years ended December 31, 2024, and December 31, 2023, we generated revenue of approximately $9.4 million and $2.5 million, respectively.

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

As of December 31, 2024, we had an accumulated deficit of $53.6 million and $1.1 million cash on hand. For the year 2024, cash used in operations was $7.1 million and net loss was $9.0 million. Despite raising an additional $1.4 million in gross proceeds in February 2025 through a private placement offering, we may need to raise further capital through the sale of additional equity or debt securities or other debt instruments, strategic relationships or grants, or other arrangements to support our future operations. Our business plan includes expansion for our commercialization efforts which will require additional funding. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate revenue and raise capital from financing transactions. Without funding from the proceeds of a capital raise or strategic relationship or grant, management anticipates that our cash resources are sufficient to continue operations through April 2025. Our future is dependent upon the ability to obtain financing and upon future profitable operations from the development of new business opportunities. There can be no assurance that we will be successful in accomplishing these objectives. Without such additional capital, we may be required to curtail or cease operations and be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment. WithumSmith+Brown, PC, our independent registered public accounting firm for the fiscal year ended December 31, 2024, has included an explanatory paragraph in its opinion that accompanies our audited consolidated financial statements as of and for the year ended December 31, 2024, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern.

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

In addition, while we anticipate generating continued revenue from PPLS, our CAP-accredited, CLIA-certified clinical pathology laboratory, we do not expect to immediately derive profit from revenue from PPLS’ services. Once we begin to generate such profit, there is no guarantee that it will be sufficient to realize the expected financial benefits of the acquisition and that revenue generated will cover necessary operating expenses. In addition, since we have limited experience operating a clinical laboratory, we may not accurately estimate the expenses we will incur. Ownership of a CAP/CLIA laboratory and related services business may not have the clinical value and commercial potential which we envision. Any substantive failure of PPLS laboratory to meet our expectations could have a material negative effect on our results of operations. There can be no assurance that the anticipated benefits of PPLS will materialize or that if they materialize will result in increased stockholder value or revenue stream to the combined company.

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

We do not expect to immediately derive profit from revenue from PPLS’ services. Since its acquisition in September 2023, we have generated $2.5 million in 2023 and $9.4 million in 2024 in revenue from PPLS. Once we begin to generate such profit, there is no guarantee that it will be sufficient to realize the expected financial benefits of the acquisition. In addition, since we have limited experience operating a clinical laboratory, we may not accurately estimate the expenses we will incur.

We have a limited operating history operating a clinical laboratory, and the members of our management team have limited experience operating a CAP-accredited, CLIA-certified laboratory, which may limit the ability of investors to make an informed investment decision.

We began operating a clinical laboratory in September 2023. Previously, only our Chief Operating Officer, Xavier Reveles, had operated a CAP-accredited, CLIA-certified clinical laboratory and therefore it may be difficult for investors to analyze our ability to successfully operate a clinical laboratory. Our ability to generate revenue from the clinical laboratory will depend, in part, on our ability to attract and maintain customers and on the amount spent by the customers on such services. If our laboratory fails to attract customers and operate at sufficient capacity, our margins will suffer, and we may not be able to fund the costs we incur to operate it. The success of our clinical laboratory will also depend, in part, on our ability to attract and retain an appropriately skilled and sufficient workforce to operate the laboratory and our ability to comply with various quality standards and environmental, health and safety laws and regulations.

We have insufficient results for investors to use to identify historical trends. Investors should consider our prospects in light of the risk, expenses and difficulties we will encounter as an early-stage company with respect to operating a clinical laboratory. Our revenue and income potential for the clinical laboratory is unproven and our business model is continually evolving. We are subject to the risks inherent to the operation of a new business enterprise and cannot assure you that we will be able to successfully address these risks.

Risks Related to our Diagnostic Product

Until we secure FDA clearance for CyPath® Lung as a Class II in vitro diagnostic, we may encounter physicians who will not order an LDT.

In order to market our CyPath® Lung as an IVD medical device, we must receive de novo classification from the FDA as a Class II in vitro diagnostic. Subject to obtaining necessary financing, we intend to launch a pivotal trial later this year in an effort to attain such classification; however, there can be no assurance that the trial will have favorable results or that it will generate the results necessary to obtain such classification. Until such time as we receive de novo classification, which we may never receive, our marketing efforts are limited to the marketing and sale of CyPath® Lung as an LDT. Without clearance of CyPath® Lung by the FDA, some physicians may not order the test.

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

We are building our sales and marketing organizations and have limited experience in the sale, marketing, or distribution of our diagnostic tests and therapeutic products. To achieve commercial success for any diagnostic test or therapeutic product for which we obtain marketing approval, we will need to successfully establish and maintain relationships directly and with third parties to perform sales and marketing functions.

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

PPLS is currently the only commercial laboratory offering CyPath® Lung and, therefore we are dependent upon our subsidiary PPLS for the generation of our revenue. PPLS performs testing when ordered by physicians for their patients. PPLS also generates revenue related to the use of CyPath® Lung tests for a DOD observational study titled “Detection of Abnormal Respiratory Cell Populations in Lung Cancer Screening Patients Using the CyPath® Lung Assay,” and when performed for DOD research and development on using bronchoalveolar lavage fluid as a biological sample to assess cardiopulmonary function and exercise performance in military personnel post COVID-19 infection.

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

A substantial number of the companies against which we are competing or may compete against in the future may have significantly greater financial resources, established presence in the market, and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals, and marketing approved diagnostic tests or therapeutic products. Mergers and acquisitions in the diagnostic, pharmaceutical, and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors.

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

We are highly dependent on the principal members of our management, scientific, and clinical teams, including Maria Zannes, J.D., our President and Chief Executive Officer, Xavier Reveles, MS, CG(ASCP)cm, our Chief Operating Officer, and Michael Edwards, our Chief Financial Officer, as well as Roby Joyce, M.D., the Medical Director of PPLS.

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

While we have obtained product liability insurance covering CyPath® Lung as a commercialized LDT to be sold by our CAP-accredited, CLIA-certified clinical pathology laboratory PPLS, in the future we may not be able to obtain or maintain adequate product liability insurance, when needed, on acceptable terms, if at all, or such insurance may not provide adequate coverage against our potential liabilities. Furthermore, potential partners with whom we intend to have collaborative or strategic agreements or our future licensees may not be willing to indemnify us against these types of liabilities and may not themselves be sufficiently insured or have sufficient liquidity to satisfy any product liability claims. Claims or losses in excess of any product liability insurance coverage that we may obtain could have a material adverse effect on our business, financial condition, and results of operations.

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

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices, including certain arrangements with physicians who receive stock, warrants, or stock options as compensation for services provided to us, do not comply with current or future statutes, regulations, agency guidance, or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal, and administrative penalties, damages, fines, exclusion from U.S. government-funded healthcare programs, such as Medicare and Medicaid, or similar programs in other countries or jurisdictions, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits, additional reporting requirements, and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the delay, reduction, termination, or restructuring of our operations. Further, defending against any such actions can be costly and time consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other providers or entities with whom we expect to do business are found not to be in compliance with applicable laws, they may be subject to significant criminal, civil, or administrative sanctions, including exclusions from government-funded healthcare programs and imprisonment. If any of the above occur, it could adversely affect our ability to operate our business and our results of operations.

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

Our ability to commercialize our diagnostic tests and therapeutic products successfully may be affected by the ongoing efforts of governmental and third-party payors to contain the cost of healthcare. These entities are challenging prices of healthcare products and services, denying or limiting coverage and reimbursement amounts for new diagnostic tests and therapeutic products, CAP/CLIA-validated LDTs, and FDA-approved diagnostic tests and therapeutic products considered experimental or investigational or which are used for disease indications without FDA marketing authorization. Even if we succeed in bringing any tests or products to the market, they may not be considered cost effective, and governmental or third-party reimbursement might not be available or sufficient. If adequate governmental or third-party coverage is not available, we may not be able to maintain price levels sufficient to realize an appropriate return on our investment in research and development for new tests and products. In addition, legislation and regulations affecting the pricing of diagnostic tests, pharmaceuticals, or healthcare services may change in ways adverse to us before or after any of our proposed tests and products are approved for marketing.

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

Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks which may remain undetected until after they occur. We cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations, or financial condition. For example, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs, and the development of our diagnostic tests and therapeutic product candidates could be delayed. In addition, the loss of clinical trial data for our diagnostic tests and therapeutic product candidates could result in delays in our marketing approval efforts and significantly increase our costs to recover or reproduce the data. Furthermore, significant disruptions of our internal information technology systems or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. Like all businesses we may be increasingly subject to ransomware or other malware that could significantly disrupt our business operations or disable or interfere with necessary access to essential data or processes. Numerous recent attacks of this nature have also involved exfiltration and disclosure of sensitive or confidential personal or proprietary information, or intellectual property, when victim companies have not paid the cyber criminals substantial ransom payments. For example, any such event that leads to unauthorized access, use, disclosure, unavailability, or compromised integrity of personal or other sensitive or essential information, including personal information regarding our clinical trial subjects or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, increase the costs we incur to protect against such information security breaches, such as increased investment in technology, render key personnel unable to perform duties or communicate throughout the organization, and otherwise subject us to fines and other liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

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

Declining general economic or business conditions, including tariff and customs regulations, may have a negative impact on our business.

Continuing concerns over the U.S. healthcare system and energy costs, geopolitical issues, the availability and cost of credit and government stimulus programs in the U.S. and other countries have contributed to increased volatility and diminished expectations for the global economy. These factors, combined with low business and consumer confidence, could precipitate an economic slowdown and recession. Additionally, political changes in the U.S. and elsewhere in the world have created a level of uncertainty in the markets. If the economic climate deteriorates, our business, as well as the financial condition of our suppliers and our third-party payors, could be adversely affected, resulting in a negative impact on our business, financial condition, and results of operations.

Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing trade, manufacturing, development, and investment in the countries where we currently conduct our business could adversely affect our business, reputation, financial condition, and results of operations. Changes or proposed changes in U.S. or other countries’ trade policies may result in restrictions and economic disincentives on international trade. The U.S. government has recently imposed, or is currently considering imposing, tariffs on certain trade partners. Tariffs, economic sanctions, and other changes in U.S. trade policy have in the past and could in the future trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing retaliatory measures on certain U.S. goods. Further, any emerging protectionist or nationalist trends (whether regulatory- or consumer-driven) either in the U.S. or in other countries could affect the trade environment. Our business, like many other corporations, would be impacted by changes to the trade policies of the U.S. and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, the global economy, and our industry, and as a result, could have a material adverse effect on our business, financial condition, and results of operations.

Further, due to increasing inflation, operating costs for many businesses have increased and, in the future, could impact demand or pricing manufacturing of our drug candidates or services providers. Inflation rates, particularly in the U.S., have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including employee wages), reduced liquidity, and limits on our ability to access credit or otherwise raise capital. In addition, the Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks.

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

Risks Related to the Operation of a CAP/CLIA Laboratory

The operations of PPLS will depend in part upon prior relationships with existing customers and our ability to continue such relationships with these customers.

PPLS’ future success will depend in part upon the continued relationships with existing customers, many of whom have developed professional relationships with pathologists who have established relationships with our customers. In particular, Roby Joyce, M.D. who is the Medical Director of PPLS and a member of our Board of Directors, has a long-term relationship with certain PPLS clients. We cannot be assured that we will be able to retain his services. Although we have entered into a three-year employment agreement with him, there can be no assurance that the agreement will not be terminated prior to its expiration. We do not have an insurance policy on the life of Dr. Joyce, and we do not have “key person” life insurance policies for any of our other officers or advisors. The loss of employees who have established business relationships with our clients could result in delays in services, loss of customers and sales, and diversion of management resources, which could adversely affect our operating results.

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

PPLS’ activities currently require the controlled use of potentially harmful chemicals. PPLS cannot eliminate the risk of accidental contamination or injury to employees or third parties from the use, storage, handling, or disposal of these materials. In the event of contamination or injury, PPLS could be held liable for any resulting damages, and any liability could exceed its resources or any applicable insurance coverage it may have. Additionally, PPLS is subject to, on an ongoing basis, federal, state, and local laws and regulations governing the use, storage, handling, and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations may become significant and could have a material adverse effect on its, and therefore our, financial condition, results of operations, and cash flows. In the event of an accident or if PPLS otherwise fails to comply with applicable regulations, it could lose its permits or approvals or be held liable for damages or penalized with fines.

If PPLS is unable to successfully scale its operations to support demand for CyPath® Lung, its business could suffer.

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

In addition, PPLS’ growth may place a significant strain on its management, operating and financial systems, and its sales, marketing, and administrative resources. As a result of its growth, PPLS’ operating costs may escalate even faster than planned, and some of its internal systems may need to be enhanced or replaced. If we cannot effectively manage PPLS’ expanding operations and its costs, we may not be able to grow effectively or we may grow at a slower pace, and our business could be adversely affected.

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

We may in the future require licenses to third-party technology and materials. Such licenses may not be available in the future or may not be available on commercially reasonable terms, or at all, which could have a material adverse effect on our business and financial condition. We may in the future rely on third parties from whom we license proprietary technology to file and prosecute patent applications and maintain patents and otherwise protect the intellectual property we license from them. We may have limited control over these activities or any other intellectual property that may be related to future in-licensed intellectual property. For example, we cannot be certain that such activities by these licensors will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. We may have limited control over the manner in which our licensors initiate an infringement proceeding against a third-party infringer of the intellectual property rights or defend certain of the intellectual property that may be licensed to us. It is possible that the licensors’ infringement proceeding or defense activities may be less vigorous than if we conduct them ourselves. Even if we acquire the right to control the prosecution, maintenance, and enforcement of the licensed and sublicensed intellectual property relating to our diagnostic tests or therapeutic product candidates, we may require the cooperation of our licensors and any upstream licensor, which may not be forthcoming. Therefore, we cannot be certain that the prosecution, maintenance, and enforcement of such patent rights dependent on third-party licenses will be in a manner consistent with the best interests of our business. If we or our licensor fail to maintain such patents, or if we or our licensor lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our diagnostic tests or therapeutic product candidates that are the subject of such licensed rights could be adversely affected. In addition to the foregoing, the risks associated with patent rights that we license from third parties will also apply to patent rights we may own in the future. Further, if we fail to comply with our diligence, development and commercialization timelines, milestone payments, royalties, insurance, and other obligations under our license agreements, we may lose our patent rights with respect to such agreement, which would affect our patent rights worldwide.

Our inability to secure any future license agreements necessary for development of our products would reduce or eliminate our rights under these agreements on which we rely that include license provisions and may result in our having to negotiate new or reinstated agreements with less favorable terms or cause us to lose our rights under these agreements, including our rights to important intellectual property or technology. Any of the foregoing could prevent us from commercializing our other diagnostic tests or therapeutic product candidates that are dependent on third-part license agreements which could have a material adverse effect on our operating results and overall financial condition.

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

In the future, we may need to obtain additional licenses of third-party technology that may not be available to us or are available only on commercially unreasonable terms, which may cause us to operate our business in a more costly or otherwise adverse manner that was not anticipated

We currently own intellectual property directed to our diagnostic tests, therapeutic product candidates and other proprietary technologies. Other pharmaceutical companies and academic institutions may also have filed or are planning to file patent applications potentially relevant to our business. From time to time, in order to avoid infringing these third-party patents, we may be required to license technology from additional third parties to further develop or commercialize our diagnostic tests or therapeutic product candidates. Should we be required to obtain licenses to any third-party technology, including any such patents required to manufacture, use, or sell our product candidates, such licenses may not be available to us on commercially reasonable terms or at all. The inability to obtain any third-party license required to develop or commercialize any of our product candidates could cause us to abandon any related efforts, which could seriously harm our business and operations. The licensing or acquisition of third-party intellectual property rights is a competitive area, and several more established companies may pursue strategies to license or acquire third-party intellectual property rights we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources, and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Even if we are able to obtain a license under such intellectual property rights, any such license may be non-exclusive, which may allow our competitors access to the same technologies licensed to us.

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

Changes in patent law in the U.S. and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our diagnostic tests and therapeutic product candidates.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the U.S. could increase the uncertainties and costs, and may diminish our ability to protect our inventions, obtain, maintain, and enforce our intellectual property rights and, more generally, could affect the value of our intellectual property or narrow the scope of our owned and licensed patents. Patent reform legislation in the U.S. and other countries, including the Leahy-Smith America Invents Act (the “Leahy-Smith Act”), signed into law on September 16, 2011, could increase those uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith Act included a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art, and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO-administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. Further, because of a lower evidentiary standard in these USPTO post-grant proceedings compared to the evidentiary standard in U.S. federal courts necessary to invalidate a patent claim, a third party could potentially provide evidence in a USPTO proceeding sufficient for the USPTO to hold a claim invalid even though the same evidence would be insufficient to invalidate the claim if first presented in a district court action. Accordingly, a third party may attempt to use the USPTO procedures to invalidate our patent claims that would not have been invalidated if first challenged by the third party as a defendant in a district court action. Thus, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

The term of any individual patent depends on applicable law in the country where the patent is granted. In the U.S., provided all maintenance fees are timely paid, a patent generally has a term of 20 years from its application filing date or earliest claimed non-provisional filing date. Extensions may be available under certain circumstances, but the life of a patent and, correspondingly, the protection it affords is limited. Even if we or our licensors obtain patents covering our diagnostic tests and therapeutic product candidates, when the terms of all patents covering a diagnostic test or therapeutic product expire, our business may become subject to competition from competitive diagnostics or therapeutics. Given the amount of time required for the development, testing, and regulatory review and approval of new diagnostic test or therapeutic product candidates, patents protecting such candidates may expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing diagnostic tests and therapeutic products similar or identical to ours.

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

If we do not obtain patent term extension in the U.S. under the Hatch-Waxman Act and in foreign countries under similar legislation, thereby potentially extending the term of marketing exclusivity for our diagnostic tests or therapeutic product candidates, our business may be harmed.

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

Our current or future trademarks or trade names may be challenged, infringed, circumvented, declared generic or descriptive, or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During trademark registration proceedings, we may receive rejections of our applications by the USPTO or in other foreign jurisdictions.

Although we would be given an opportunity to respond to those rejections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively, and our business may be adversely affected. We may license our trademarks and tradenames to third parties, such as distributors. Although these license agreements may provide guidelines for how our trademarks and tradenames may be used, a breach of these agreements or misuse of our trademarks and tradenames by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names.

Moreover, any name we have proposed to use with our therapeutic product candidate in the U.S. must be approved by the FDA, regardless of whether we have registered it, or applied to register it, as a trademark. The FDA typically conducts a review of proposed product names, including an evaluation of potential for confusion with other product names. If the FDA, or an equivalent administrative body in a foreign jurisdiction, objects to any of our proposed proprietary product names, we may be required to expend significant additional resources in an effort to identify a suitable substitute name that would qualify under applicable trademark laws, not infringe the existing rights of third parties, and be acceptable to the FDA. Furthermore, in many countries, owning and maintaining a trademark registration may not provide an adequate defense against a subsequent infringement claim asserted by the owner of a senior trademark. At times, competitors or other third parties may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. If we assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

On May 6, 2024, FDA promulgated a final rule phasing out over four years its enforcement discretion over LDTs. The agency states it will expect compliance with premarket review and quality system requirements for LDTs marketed after May 6, 2024. The FDA states that the agency will generally not enforce premarket review requirements for LDTs that were marketed before May 6, 2024, if they are not modified in certain ways. In particular, the rule states that the LDT is exempt if marketed before May 6, 2024, and is not modified in a way that changes its indications for use; does not alter its operating principle; does not include significantly different technology; and, the LDT does not adversely change its performance or safety specifications. The Company has no expectation or intention to modify CyPath® Lung in any manner that will change its indications for use, alter its operating principal or include different technology, or change its performance or safety specifications.

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

The FDCA requires that medical devices introduced to the U.S. market, unless exempted by regulation, be authorized by the FDA pursuant to either the premarket notification pathway, known as 510(k) clearance, the de novo classification pathway, or the premarket approval (“PMA”) pathway. We plan to seek de novo classification for the CyPath® Lung test in fiscal year 2028. The FDA may not agree that CyPath® Lung meets the criteria for de novo classification, in which case we would be required to submit a PMA to obtain marketing authorization, which would require manufacturing information and a pre-approval inspection of the manufacturing facilities and could require review by an FDA advisory panel comprised of experts outside the FDA. Any delay by or failure of the FDA to grant our de novo request or PMA could adversely affect our consolidated revenues, results of operations, and financial condition.

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

The clinical laboratory testing sector is highly regulated in the U.S. PPLS, our laboratory, is accredited by CAP and holds a CLIA certificate of accreditation. Any failure by our laboratory licensee to comply with CAP/CLIA requirements could result in adverse findings on inspection that, if not timely corrected, could result in loss of accreditation and the inability to perform laboratory testing.

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

We plan to license our therapeutic candidates to third parties for development, including clinical testing, manufacturing, labeling, packaging, approval, promotion, advertising, storage, recordkeeping, marketing, distribution, post-approval monitoring and reporting, and export and import. These activities that are to be undertaken by third-party licensees of our future therapeutic products are subject to extensive regulation by the FDA and by foreign health authorities in other countries. These regulations differ from country to country. In the U.S., we are not permitted to market our therapeutic product candidates until we receive regulatory approval from the FDA. The process of obtaining regulatory approval is expensive, often takes many years following research and development and thereafter the commencement of clinical trials, and can vary substantially based upon the type, complexity, and novelty of the product candidates involved, as well as the target indications and patient population. Despite the time and expense invested in clinical development of product candidates, regulatory approval is never guaranteed. For our licensors to gain approval to market our product candidates, they must provide clinical data that adequately demonstrate the safety and efficacy of the product for the intended indication. We or any third party has not yet obtained regulatory approval to market any of our product candidates in the U.S. or any other country. Our business depends upon licensing our therapeutic products to third-party pharmaceutical companies that would obtain these regulatory approvals. The FDA can delay, limit, or deny approval of these product candidates for many reasons, including:

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

In addition to regulations in the U.S., to market and sell our diagnostic tests and therapeutic products in the EU, many Asian countries, and other jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements, both from a clinical and manufacturing perspective. Clearance by the FDA does not ensure approval by regulatory or payor authorities in other countries or jurisdictions, and approval by one regulatory or payor authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing authorization of a diagnostic test or therapeutic product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing, and promotion of the diagnostic test or therapeutic product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the U.S., including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the U.S., a diagnostic test or therapeutic product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our diagnostic tests or therapeutic products is also subject to approval. A diagnostic test or therapeutic product candidate that has been approved for sale in a particular country may not receive reimbursement approval in that country. We may not be able to obtain approvals from regulatory authorities or payor authorities outside the U.S. on a timely basis, if at all.

We may also submit marketing applications in other countries, such as countries in Europe or Asia. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our diagnostic tests or therapeutic products in any jurisdiction. Regulatory authorities in jurisdictions outside of the U.S. have requirements for approval of diagnostic tests or therapeutic product candidates with which we must comply prior to marketing in those jurisdictions. Obtaining foreign regulatory approvals and compliance with foreign regulatory requirements could result in significant delays, difficulties, and costs for us and could delay or prevent the introduction of our diagnostic tests or therapeutic products in certain countries. We do not have any diagnostic tests or therapeutic product candidates approved for sale in any foreign jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we are unable to obtain approval of any of our diagnostic tests or therapeutic product candidates by regulatory or payor authorities in the EU, Asia, or elsewhere, or if we fail to comply with the regulatory requirements in foreign jurisdictions, the commercial prospects of that diagnostic test or therapeutic product candidate may be significantly diminished, and our target market will be reduced and our ability to realize the full market potential of our diagnostic tests or therapeutic product candidates will be harmed.

Even if we obtain FDA clearance of any of our diagnostic tests or therapeutic product candidates, we may never obtain approval or commercialize such products outside of the United States, which would limit our ability to realize their full market potential.

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

The impact of changes to healthcare law and guidance, as well as other changes in the healthcare industry, and changes in healthcare spending is currently unknown and may adversely affect our business model.

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

The shares of our Common Stock are listed for trading on The Nasdaq Capital Market under the symbol “BIAF” and our Tradeable Warrants are listed under the symbol “BIAFW.” On February 7, 2025, we received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that for the preceding 30 consecutive business days (December 23, 2024, through February 6, 2025), our Common Stock did not maintain a minimum closing bid price of $1.00 (“Minimum Bid Price Requirement”) per share as required by Nasdaq Listing Rule 5550(a)(2). The notice has no immediate effect on the listing or trading of our Common Stock, and the Common Stock will continue to trade on The Nasdaq Capital Market under the symbol “BIAF.” In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a compliance period of 180 calendar days, or until August 6, 2025, to regain compliance with Nasdaq Listing Rule 5550(a)(2). Compliance may be achieved without further action if the closing bid price of our Common Stock is at or above $1.00 for a minimum of ten consecutive business days at any time during the 180-day compliance period, in which case Nasdaq will notify us if it determines we are in compliance and the matter will be closed; however, Nasdaq may require the closing bid price to equal or to exceed the $1.00 minimum bid price requirement for more than 10 consecutive business days before determining that a company complies.

If, however, we do not achieve compliance with the Minimum Bid Price Requirement by August 6, 2025, we may be eligible for additional time to comply. In order to be eligible for such additional time, we will be required to meet the continued listing requirements for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and must notify Nasdaq in writing of our intention to cure the deficiency during the second compliance period. We intend to actively monitor the bid price of our Common Stock and will consider available options to regain compliance with the Nasdaq listing requirements.

If we fail to satisfy the continued listing requirements of The Nasdaq Capital Market, such as the corporate governance requirements, the stockholder’s equity requirement, or the minimum closing bid price requirement, The Nasdaq Capital Market may take steps to de-list our Common Stock or Tradeable Warrants. Such a de-listing or even notification of failure to comply with such requirements would likely have a negative effect on the price of our Common Stock and Tradeable Warrants and would impair the ability to sell or purchase our Common Stock when you wish to do so. In the event of a de-listing, we would take actions to restore our compliance with The Nasdaq Capital Market’s listing requirements, but we can provide no assurance that any such action taken by us would allow our Common Stock to become listed again, stabilize the market price, improve the liquidity of our Common Stock, prevent our Common Stock from dropping below The Nasdaq Capital Market minimum bid price requirement, or prevent future non-compliance with The Nasdaq Capital Market’s listing requirements.

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

Our Common Stock market price may never exceed the exercise price of our outstanding warrants.

Each Tradeable Warrant and Non-Tradeable Warrant that we issued in our initial public offering has an exercise price of $3.0625. Our other outstanding warrants have exercise prices ranging from $1.50 to $7.35. In the event our Common Stock price does not exceed the exercise price of the warrants during the period when they are exercisable, the warrants may not have any value.

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

Our failure to file a registration statement to register the shares of Common Stock issuable upon exercise of the warrants that we issued in February 2025 will result in a breach of the terms of the warrant inducement agreement.

Pursuant to the terms of the warrant inducement agreement that we entered into with certain investors in February 2025, we are obligated to file a registration statement to register the shares of Common Stock issuable upon exercise of the new warrants within 45 days of the date of such agreement and to use commercially reasonable efforts to keep the registration statement effective at all times while the investors own any warrants or shares of Common Stock issuable upon exercise of the warrants. The failure to take any of these actions will constitute a default under the warrant inducement agreement.

The financial and operational projections that we may make from time to time are subject to inherent risks.

The projections that we provide herein or our management may provide from time to time (including, but not limited to, those relating to potential peak sales amounts, clinical and regulatory timelines, production and supply matters, commercial launch dates, and other financial or operational matters) reflect numerous assumptions made by management, including assumptions with respect to our specific as well as general business, regulatory issues, economic, market, and financial conditions and other matters, all of which are difficult to predict and many of which are beyond our control. Accordingly, there is a risk that the assumptions made in preparing the projections, or the projections themselves, will prove inaccurate. There may be differences between actual and projected results, and actual results may be materially different from those contained in the projections.

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

Provisions in our certificate of incorporation, as amended (our “Charter”) and amended and restated bylaws (“A&R Bylaws”) may discourage, delay, or prevent a merger, acquisition, or other change in control, that stockholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. These provisions also could limit the price that investors might be willing to pay in the future for shares of our Common Stock, thereby depressing the market price of our Common Stock. In addition, because our Board is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board. Among other things, these provisions:

●	allow the authorized number of our directors to be changed only by resolution of our Board;

●	establish advance notice requirements for stockholder proposals that can be acted on at stockholder meetings and nominations to our Board;

●	require that stockholder actions must be effected at a duly called stockholder meeting and prohibit actions by our stockholders by written consent;

●	prohibit our stockholders from calling a special meeting of our stockholders;
●	provide that the Board is expressly authorized to adopt, amend, alter, or repeal our bylaws;
●	establish advance notice requirements for nominations for election to our Board or for proposing matters that can be acted upon by stockholders at annual stockholder meetings; and
.
●	authorize our Board to issue Preferred Stock without stockholder approval, which could be used to institute a stockholder rights plan, or so-called “poison pill,” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our Board.

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

Based on the provisions for determining beneficial ownership in accordance with Rule 13d-3 and Item 403 of Regulation S-K under the Exchange Act, immediately after this Offering, our officers and directors will own or exercise control of approximately 24% of the voting power of our outstanding Common Stock. As a result, investors may be prevented from affecting matters involving our Company, including:

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

bioAffinity’s management team, in conjunction with third-party IT and cybersecurity service providers, is responsible for oversight and administration of the cyber risk management program and informing senior management and other relevant stakeholders regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our management team has prior experience selecting, deploying, and overseeing cybersecurity technologies, initiatives, and processes and relies on threat intelligence as well as other information obtained from governmental, public, or private sources.

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

Item 2. Properties.

In June 2015, we were accepted into the “New Venture Incubator Program,” which was established by The University of Texas at San Antonio (“UTSA”) to foster research by assisting technology-based businesses and entrepreneurs. Pursuant to the terms of a license agreement, UTSA grants us a license for the temporary use of approximately 1,250 square feet of laboratory and office space in room SRL 1.424 inside the Science Research Laboratories on UTSA’s campus. In exchange, we pay a licensing fee of $5,300 per month. The license agreement has a one-year term that we can extend by requesting a term extension from UTSA. Since 2016, UTSA has granted each of our annual requests for a license extension.

PPLS leases a premises in San Antonio, Texas, used in connection with operation of the CAP-accredited, CLIA-certified clinical pathology laboratory. The rent is currently $10,144 per month, and the term of the lease expires in October 2027.

We rent additional corporate office space located near the PPLS lease. The rent is currently $2,970 per month, and the term of the lease expires in August 2030.

Management believes that the combination of our rented and licensed office and laboratory spaces are adequate to meet our current needs and expected level of operations. We do not own any real property.

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

Holders of Record

As of March 17, 2025, there were approximately 92 holders of record of shares of our Common Stock. This number does not reflect the beneficial holders of our Common Stock who hold shares in street name through brokerage accounts or other nominees.

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

Unregistered Sales of Equity Securities

We did not sell any equity securities during the quarter ended December 31, 2024, in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information as of December 31, 2024, with respect to shares of our Common Stock that may be issued under our equity incentive plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2024 Equity Incentive Plan	519,792	$2.00	1,480,208
2014 Equity Incentive Plan	380,132	$5.78	—
Equity compensation plans not approved by security holders	—	—	—
Total	899,924	$3.59	1,480,208

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

Our MD&A is organized as follows:

●	Company Overview – Discussion of our business plan and strategy to provide context for the remainder of the MD&A.

●	Results of Operations – Analysis of our financial results comparing the year ended December 31, 2024, to the year ended December 31, 2023.

●	Liquidity and Capital Resources – Analysis of changes in our cash flows and discussion of our financial condition and potential sources of liquidity.

●	Critical Accounting Estimates – Accounting estimates are those estimates made in accordance with U.S. generally accepted accounting principles (“GAAP”) that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Company Overview

Business

We develop noninvasive diagnostics to detect early-stage lung cancer and other diseases of the lung using flow cytometry and automated analysis developed by machine learning, a form of artificial intelligence (“AI”). One of our diagnostic tests analyzes cell populations, including cancer and cancer-related cells, that are indicative of a specific diseased state.

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

Commercial laboratory services, including CyPath© Lung, are performed at our wholly owned subsidiary PPLS which we acquired by purchasing the assets of Village Oaks Pathology Services, P.A., a Texas professional association d/b/a Precision Pathology Services, that included the CAP-accredited and CLIA-certified commercial laboratory it owned. We now own and operate the clinical anatomic and clinical pathology laboratory. CyPath® Lung is offered for sale to physicians by PPLS.

Through our wholly owned subsidiary, OncoSelect® Therapeutics, LLC, we have conducted research that has led to discoveries and advancement of novel cancer therapeutic approaches that specifically and selectively target cancer cells. We expect to present our findings at conferences and publish our research in the near future. We intend to seek strategic partners to develop our therapeutic discoveries which could result in broad-spectrum cancer treatments in the future.

Research and optimization of our platform technologies are conducted in laboratories at our wholly owned subsidiary, PPLS and leased laboratory space at The University of Texas at San Antonio.

Current Year Financial Highlights

Key financial results for the year ended December 31, 2024 include:

●	Consolidated revenue increased approximately 270% to $9.4 million as compared to $2.5 million for the year ended December 31, 2023, primarily as a result of the acquisition of PPLS in September 2023.
●	CyPath® Lung testing revenue increased approximately 1,400% to $0.5 million as compared to $35 thousand for the year ended December 31, 2023, due to an increase in total test results delivered of more than 600 for the current year.
●	Raised approximately $6.9 million in gross proceeds from equity transactions to fund operating activities.

Recent Financial Developments

Targeted Strategic Actions

In March 2025, we announced targeted strategic actions to improve financial performance and accelerate the commercial growth of CyPath® Lung, taking steps to deliver approximately $4 million in annual cost savings at our subsidiary PPLS, while increasing resources to expand CyPath® Lung sales in high-potential national markets. Specifically, cost savings are a result of labor cost reductions, operational efficiency enhancements, and discontinuing certain pathology services with suboptimal profit margins to focus on high-margin services such as CyPath® Lung and by discontinuing certain pathology services with suboptimal profit margins.

Public and Private Offerings

On February 26, 2025, pursuant to the terms of the February Inducement Agreement certain holders of existing warrants exercised for cash (i) October Warrants to purchase an aggregate of up to 1,302,082 shares of Common Stock, at the reduced exercise price of $0.58 per share, and (ii) August Warrants to purchase an aggregate of up to 1,136,391 shares of Common Stock, at the reduced exercise price of $0.58 per share. We received aggregate gross proceeds of approximately $1.4 million, before deducting advisory fees and other expenses payable by us. In consideration of the immediate exercise of the October Warrants and August Warrants by the holders thereof in accordance with the February Inducement Agreement, we issued unregistered common warrants (the “February Warrants”) to purchase an aggregate of up to 2,926,166 shares of Common Stock (120% of the number of shares of Common Stock issuable upon exercise of the October Warrants and August Warrants) to such holders.

We agreed in the February Inducement Agreement to file a registration statement to register the resale of the shares of Common Stock (the “February Warrant Shares”) issuable upon exercise of the February Warrants (the “Resale Registration Statement”) as soon as practicable (and in any event within 45 calendar days following the date of the Inducement Agreement), and to use commercially reasonable efforts to have the Resale Registration Statement declared effective by the SEC and to keep such registration statement effective at all times until the Holders no longer own any February Warrants or February Warrant Shares.

On October 21, 2024, we issued to certain institutional investors (i) in a registered direct offering, 2,048,294 shares of our Common Stock, and (ii) in a concurrent private placement (the “October Private Placement”), common warrants to purchase an aggregate of 2,662,782 shares of Common Stock, with an exercise price of $1.50, pursuant to a securities purchase agreement, dated October 18, 2024, that we entered into with such institutional investors, and received aggregate gross proceeds from the offerings of approximately $2.7 million, before deducting placement agent fees and other offering expenses. The common warrants issued in the October Private Placement became exercisable on December 20, 2024, the date that our stockholders approved the issuance of the shares of Common Stock issuable upon exercise of such warrants, and expire on December 19, 2029.

Financial

To date, we have devoted a substantial portion of our efforts and financial resources to the development of our diagnostic test, CyPath® Lung. As a result, since our inception in 2014, we have funded our operations principally through private sales of our equity or debt securities.

We have never been profitable, and as of December 31, 2024, we had a working capital deficit of $0.4 million and an accumulated deficit of approximately $53.6 million. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our diagnostic tests and advance our diagnostic tests through clinical trials; however, we do expect revenue to increase due to accelerating sales of CyPath® Lung and cost-saving measures we recently instituted at PPLS. We intend to seek strategic partners for our therapeutic discoveries related to selective broad-spectrum cancer treatments through pre-clinical and clinical development.

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

Results of Operations

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. Net loss for the year ended December 31, 2024 was approximately $9.0 million, compared to a net loss of approximately $7.9 million for the year ended December 31, 2023, resulting from the operational activities described below.

Revenue

Post-acquisition, additional revenue streams have been generated starting September 19, 2023. PPLS generates three sources of revenue: (1) patient service fees, (2) histology service fees, and (3) medical director fees. Pre-acquisition, bioAffinity Technologies’ revenue was generated in three ways: (1) royalties from our diagnostic test, CyPath® Lung, (2) clinical flow cytometry services provided to Village Oaks related to CyPath® Lung test, and (3) CyPath® Lung tests purchased by the U.S. Department of Defense (“DOD”) for an observational study, “Detection of Abnormal Respiratory Cell Populations in Lung Cancer Screening Patients Using the CyPath® Lung Assay (NCT05870592),” and research and development on using bronchoalveolar lavage fluid as a biological sample to assess cardiopulmonary function and exercise performance in military personnel post-COVID-19 infection. The royalty income from CyPath® Lung and clinical flow cytometry services income, beginning September 19, 2023, are related party income, and therefore, eliminated from consolidated net revenues. See net revenue summarized in the table below.

	Year Ended December 31,
	2024	2023
Patient service fees[1]	$8,175,670	$2,199,558
Histology service fees	1,103,751	272,660
Medical director fees	66,576	19,324
Department of Defense observational studies	8,654	19,442
Other revenues	7,371	21,515
Total net revenue	$9,362,022	$2,532,499

[1]	Patient services fees includes direct billing for CyPath® Lung diagnostic test of approximately $516,000 and $35,000 for the years ended December 31, 2024 and 2023, respectively.

Operating Expenses

	Year Ended		Change in 2024
	December 31,		Versus 2023
	2024	2023	$	%
Operating expenses:
Direct costs and expenses	$5,983,475	$1,740,884	$4,242,591	244%
Research and development	1,461,227	1,467,936	(6,709)	0%
Clinical development	321,655	256,661	64,994	25%
Selling, general and administrative	9,943,473	6,790,654	3,152,819	46%
Depreciation and amortization	605,637	249,592	356,045	143%
Total operating expenses	$18,315,467	$10,505,727	$7,809,740	74%

Operating expenses totaled $18.3 million and $10.5 million for the years ended December 31, 2024 and 2023, respectively. The increase in operating expenses is the result of the following factors.

Direct Costs and Expenses

Our direct costs and expenses are primarily direct labor for pathology services, laboratory supplies and reagents, laboratory equipment and allocated shared facilities. Direct costs and expenses totaled approximately $6.0 million and $1.7 million during 2024 and 2023, respectively. The increase of approximately $4.3 million, or 244%, was primarily attributable to the laboratory operations of PPLS being owned for the full fiscal year 2024, compared to approximately 3.5 months in fiscal year 2023.

Research and Development

Our research and development expenses consist primarily of expenditures for lab operations, preclinical studies, compensation, and consulting costs. Research and development expenses remained consistent year-over-year, totaling $1.5 million for the years ended December 31, 2024 and 2023.

Clinical Development

Clinical development expenses totaled $321,655 and $256,661 for the years ended December 31, 2024 and 2023, respectively. The increase of $64,994, or 25% was primarily attributable to an increase in compensation costs and benefits as we added clinic development personnel.

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of expenditures related to employee compensation, legal, accounting and tax, other professional services, and general operating expenses.

Selling, general and administrative expenses totaled approximately $9.9 million and $6.8 million for the years ended December 31, 2024 and 2023, respectively. The increase of approximately $3.1 million, or 46% was primarily attributable to the laboratory operations of PPLS being owned for the full fiscal year 2024, compared to approximately 3.5 months in fiscal year 2023. Additionally, the increase was due to the expansion of sales efforts for CyPath® Lung, partially offset by a reduction in legal and professional fees.

Other Income (Expense)

	Year Ended		Change in 2024
	December 31,		Versus 2023
	2024	2023	$	%
Interest (expense) income, net	$(74,865)	$85,006	$159,871	(188)%
Other income (expense), net	129	(27,796)	(27,925)	(100)%
Total other (expense) income	$(74,736)	$57,210	$131,946	231%

Other net income (expense) totaled $129 and $(27,796) for the years ended December 31, 2024 and 2023, respectively, an increase of approximately $28,000, or 100%. The net other expense for the year ended December 31, 2023 related to the loss on the disposal of an asset and other non-operating costs. The net other income for the year ended December 31, 2024 related to approximately a $9,000 gain on a sale of an asset and offset by property taxes.

Interest income (expense)

We had net interest (expense) income of approximately $(74,865) and $85,006 for the years ended December 31, 2024 and 2023, respectively. The prior year amount related to approximately $120,000 interest earned from money market account partially offset by interest paid in financing lease for laboratory equipment. The current year amount related to approximately $18,000 interest earned from money market account offset by interest paid in financing lease for laboratory equipment.

Liquidity and Capital Resources

To date, we have funded our operations primarily through our IPO, exercise of warrants, and the sale of our equity and debt securities, resulting in gross proceeds of approximately $42.7 million. We have evaluated whether there are conditions and events that raise substantial doubt about our ability to continue as a going concern for at least one year after the date the consolidated financial statements are issued.

Recent Financings

February 2025 Warrant Inducement

On February 26, 2025, pursuant to the terms of the February Inducement Agreement certain holders of existing warrants exercised for cash (i) October Warrants to purchase an aggregate of up to 1,302,082 shares of Common Stock, at the reduced exercise price of $0.58 per share, and (ii) August Warrants to purchase an aggregate of up to 1,136,391 shares of Common Stock, at the reduced exercise price of $0.58 per share. We received aggregate gross proceeds of approximately $1.4 million, before deducting advisory fees and other expenses payable by us. In consideration of the immediate exercise of the October Warrants and August Warrants by the holders thereof in accordance with the February Inducement Agreement, we issued unregistered common warrants to purchase an aggregate of up to 2,926,166 shares of Common Stock (120% of the number of shares of Common Stock issuable upon exercise of the October Warrants and August Warrants) to such holders.

October 2024 Registered Direct Offering and Concurrent Private Placement

On October 21, 2024, we issued to certain institutional investors (i) in a registered direct offering, 2,048,294 shares of our Common Stock, and (ii) in a concurrent private placement, common warrants to purchase an aggregate of 2,662,782 shares of Common Stock, with an exercise price of $1.50, pursuant to a securities purchase agreement, dated October 18, 2024, that we entered into with such institutional investors, and received aggregate gross proceeds from the offerings of approximately $2.7 million, before deducting placement agent fees and other offering expenses.

August 2024 Warrant Inducement, Registered Director Offering and Concurrent Private Placement

On August 5, 2024, pursuant to the terms of the August Inducement Agreement, certain holders of existing warrants, exercised for cash March Warrants to purchase an aggregate of up to 1,041,667 shares of Common Stock, at the reduced exercise price of $1.25 per share. We received aggregate gross proceeds of approximately $1.3 million, before deducting advisory fees and other expenses payable by us. In consideration of the immediate exercise of the March Warrants by the holders thereof in accordance with the August Inducement Agreement, we issued unregistered common warrants to purchase an aggregate of up to 1,302,082 shares of Common Stock (120% of the number of shares of Common Stock issuable upon exercise of the March Warrants) to such holders.

On August 5, 2024, we also issued to an institutional investor (i) in a registered direct offering, 360,000 shares of Common Stock, and (ii) in a concurrent private placement, warrants to purchase an aggregate of 450,000 shares of Common Stock, with an exercise price of $1.50. We received aggregate gross proceeds from the offerings of approximately $450,000, before deducting fees payable to the placement agent and other estimated offering expenses.

March 2024 Registered Direct Offering and Concurrent Private Placement

On March 8, 2024, we issued to certain investors, pursuant to a Securities Purchase Agreement (1) 1,600,000 shares of Common Stock in a registered direct offering, and (2) warrants to purchase an aggregate of 1,600,000 shares of Common Stock with an exercise price of $1.64, in a concurrent private placement. The direct offering resulted in gross proceeds of $2.5 million.

We have incurred losses since our inception in 2014 as a result of significant expenditures for operations and research and development and, prior to April 2022, the lack of any approved diagnostic test or therapeutic products to generate revenue. During 2024 and 2023, we had net losses of $9.0 million and $7.9 million, respectively, and we expect to incur substantial additional losses in future periods. We have an accumulated deficit of approximately $53.6 million as of December 31, 2024. Based on our current expected level of operating expenditures and the cash on hand of approximately $390 thousand at the time of this filing, management concludes that there is substantial doubt about our ability to continue as a going concern for a period of at least twelve (12) months subsequent to the issuance of the accompanying consolidated financial statements. Without funding from the proceeds of a capital raise or strategic relationship or grant, management anticipates that our cash resources are sufficient to continue operations through April 2025.

Cash and cash equivalents were approximately $1.1 million as of December 31, 2024, which does not take into account the gross proceeds of $1.4 million that we received in February 2025. We need to raise further capital through the sale of additional equity or debt securities or other debt instruments, strategic relationships or grants, or through exercised outstanding warrants to support our future operations. Our business plan includes expansion for our commercialization efforts which will require additional funding. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate revenue and raise capital from financing transactions. There can be no assurance that we will be successful in accomplishing these objectives.

Cash Flows

The following information reflects cash flows for the years presented:

	Year Ended
	December 31,
	2024	2023
Cash and cash equivalents at beginning of year	$2,821,570	$11,413,749
Net cash used in operating activities	(7,264,795)	(6,037,806)
Net cash used in investing activities	(79,083)	(2,209,399)
Net cash provided by (used in) financing activities	5,627,599	(344,984)
Cash and cash equivalents at end of year	$1,105,291	$2,821,570

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $7.3 million and $6.0 million for the years ended December 31, 2024 and 2023, respectively. The increase of approximately $1.3 million in cash used by operations was primarily attributable to the laboratory operations of PPLS being owned for the full fiscal year 2024, compared to approximately 3.5 months in fiscal year 2023. Additionally, the increase was due to the expansion of sales efforts for CyPath® Lung.

Net Cash Used in Investing Activities

We used approximately $79,000 in investing activities for the year ended December 31, 2024, compared to $2.2 million used for the year ended December 31, 2023. The significant decrease of $1.4 million in cash used in investing activities was primarily due to equipment purchases in the current year, and the investing activities in the prior year related to the acquisition of PPLS.

Net Cash Provided by Financing Activities

During the year ended December 31, 2024, net cash provided by financing activities was $5.5 million as compared to net cash used in financing activities of $0.3 million during 2023, representing an increase of approximately $5.9 million. During the year ended December 31, 2024, net cash provided by financing activities was primarily due to net proceeds of approximately $5.8 million from issuance of Common Stock and, option and warrant exercises, partially offset by financing payments.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP in the U.S. requires management to make significant judgments and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases these significant judgments and estimates on historical experience and other assumptions it believes to be reasonable based upon information presently available. Actual results could differ from those estimates under different assumptions, judgments, or conditions.

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

Discount Rate for Finance Leased Equipment

We follow Leases (“ASC 842”). In February 2016, the FASB issued Topic ASC 842, under which a lessee is required to recognize most leases on its balance sheet. The Company has elected to apply a third-party valuation incremental borrowing rate (“IBR”) as the discount rate by class of underlying assets when the rate is not implicit in the lease.

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

Assessment of Goodwill and Intangible Assets

Our indefinite-lived assets include Goodwill and Intangible Assets resulting from the acquisition of PPLS. Goodwill represents the purchase price in excess of fair values assigned to the underlying identifiable net assets of the acquired business. Goodwill and Intangible Assets are reviewed annually for impairment unless circumstances dictate the need for more frequent assessment.

In performing impairment tests for our Goodwill in 2024, in accordance with ASC 350 - Intangibles – Goodwill and Other, we opted to complete a quantitative assessment at the PPLS level as opposed to relying on a qualitative assessment as permitted in the guidance. This quantitative assessment required that the estimated fair value of PPLS’ net assets, including Goodwill, be calculated and compared to the carrying amount. If that estimated fair value is in excess of the carrying amount, no impairment is recognized. We performed this assessment as of December 31, 2024. We estimated the fair value of the net assets tested using a discounted cash flow model. The income-based approach required significant judgment to estimate future cash flows, including revenue growth inclusive of long-term growth rate assumptions and the discount rate. Significant changes in our estimates and assumptions could affect our fair value calculations. Our estimate of fair value exceeded the carrying amount and therefore resulted in no impairment.

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

Item 8. Financial Statements and Supplementary Data.

The information required by this item is presented at the end of this Annual Report beginning on page F-1 and is incorporated herein by reference. An index of those financial statements is found in Part IV, Item 15, Exhibit and Financial Statement Schedules, of this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Annual Report, is collected, recorded, processed, summarized, and reported within the time periods specified under the rules of the SEC. As of December 31, 2024, the end of the period covered by this Annual Report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act\. The Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our disclosure controls and procedures as of December 31, 2024. Based on their assessment, they have concluded that, as of December 31, 2024, our disclosure controls and procedures are effective.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control-Integrated Framework. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2024.

As of December 31, 2024, we are a non-accelerated filer, and our independent registered accounting firm is not required to issue an attestation report on our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The information required by this item of this Annual Report will be included under the caption “Directors, Executive Officers, and Corporate Governance” in our 2025 Proxy Statement, and is incorporated by reference herein.

Item 11. Executive Compensation.

The information required by this item of this Annual Report will be included under the caption “Executive and Director Compensation” in our 2025 Proxy Statement, and is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item of this Annual Report will be included in our 2025 Proxy Statement and is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item of this Annual Report will be included under the captions “Certain Relationships and Related Party Transactions” and “Board of Directors and Corporate Governance – Director Independence” in our 2025 Proxy Statement and is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services.

The information required by this item of this Annual Report will be included in our 2025 Proxy Statement and is incorporated by reference herein.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) Financial Statements and Schedules.

See “Index to Consolidated Financial Statements” beginning on page F-1 following the signature page as required by Part II, Item 8 of this Annual Report.

(b) Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on March 26, 2014 (incorporated by reference as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)

3.2	Amended and Restated Bylaws of Registrant (Incorporated by reference as Exhibit 3.6 to the Registrant’s Form S-1/A (File No. 333-264463) filed with the SEC on June 16, 2022)

3.3	Certificate of Amendment to the Certificate of Incorporation of Registrant, as filed with the Delaware Secretary of State on May 31, 2016 (incorporated by reference as Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)

3.4	Certificate of Designation of Series A Convertible Preferred Stock of the Registrant filed with the Delaware Secretary of State on July 13, 2017 (Incorporated by reference as Exhibit 3.4 to the Registrant’s Form S-1/A (File No. 333-264463) filed with the SEC on May 25, 2022)

3.5	Certificate of Amendment to the Certificate of Incorporation of Registrant, as filed with the Delaware Secretary of State on November 29, 2021 (incorporated by reference as Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)

3.6	Certificate of Amendment to the Certificate of Incorporation of Registrant, as filed with the Delaware Secretary of State on June 23, 2022 (Incorporated by reference as Exhibit 3.2 to the Registrant’s Form S-1/A (File No. 333-264463) filed with the SEC on May 25, 2022)

3.7	Certificate of Amendment to the Certificate of Incorporation of Registrant, as filed with the Delaware Secretary of State on June 6, 2023 (Incorporated by reference as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on June 7, 2023)

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

4.1	Form of Registrant’s Common Stock Certificate (Incorporated by reference as Exhibit 4.1 to the Registrant’s Form S-1/A filed with the SEC on June 16, 2022)

4.2	Common Stock Purchase Warrant issued to San Antonio Economic Development Corporation dated March 17, 2017 (Incorporated by reference as Exhibit 4.2 to the Registrant’s Form S-1/A filed with the SEC on May 25, 2022).

4.3	Form of Common Stock Purchase Warrant issued to Holders of the Registrant’s Convertible Promissory Notes (Incorporated by reference as Exhibit 4.3 to the Registrant’s Form S-1/A filed with the SEC on May 25, 2022)

4.4	Form of Placement Agent’s Warrant issued to WallachBeth Capital, LLC (Incorporated by reference as Exhibit 4.4 to the Registrant’s Form S-1/A filed with the SEC on August 5, 2022)

4.5	Form of Representative’s Warrant issued to WallachBeth Capital, LLC, in connection with the Registrant’s Initial Public Offering (Incorporated by reference as Exhibit 4.5 to the Registrant’s Form S-1/A filed with the SEC on July 28, 2022).

4.6	Form of (Tradeable) Common Stock Purchase Warrant issued as part of the Units sold in the Registrant’s Initial Public Offering (Incorporated by reference as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 6, 2022)

4.7	Form of Warrant Agent Agreement for the Warrants issued as part of the Units sold in the Registrant’s Initial Public Offering (Incorporated by reference as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 6, 2022)

4.8	Form of (Non-tradeable) Common Stock Purchase Warrant issued as part of the Units sold in the Registrant’s Initial Public Offering (Incorporated by reference as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 6, 2022)

4.9	Form of Amendment to Common Share Purchase Warrants with schedule of warrant holders and warrants (Incorporated by reference as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on September 20, 2023)

4.10	Form of Amendment to Initial Public Offering Warrants with schedule of warrant holders and warrants (Incorporated by reference as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on September 20, 2023)

4.11	Form of Warrant to Purchase Common Stock (Incorporated by reference as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 8, 2024)

4.12	Form of Placement Agent Warrant (Incorporated by reference as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 8, 2024)

4.13*	Description of Securities

4.14	Form of Purchase Warrant (Incorporated by reference as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on August 5, 2024)

4.15	Form of Placement Agent Warrant (Incorporated by reference as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on August 5, 2024)

4.16	Form of Common Warrant (Incorporated by reference as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on October 21, 2024)

4.17	Form of Placement Agent Warrant (Incorporated by reference as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on October 21, 2024)

4.18	Form of New Warrant (Incorporated by reference as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on February 27, 2025)

4.19	Form of Advisor Warrant (Incorporated by reference as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on February 27, 2025)

10.1+	2014 Equity Incentive Plan of Registrant, as amended. (Incorporated by reference as Exhibit 10.1 to the Registrant’s Form S-1 filed with the SEC on April 25, 2022)

10.2+	Executive Chairman Employment Agreement dated January 1, 2020, by and between Registrant and Steven Girgenti, as amended. (Incorporated by reference as Exhibit 10.2 to the Registrant’s Form S-1 filed with the SEC on April 25, 2022)

10.3+	Employment Agreement dated February 1, 2015, by and between Registrant and Maria Zannes. (Incorporated by reference as Exhibit 10.3 to the Registrant’s Form S-1 filed with the SEC on April 25, 2022)

10.4+	Employment Agreement dated April 4, 2016, by and between Registrant and Vivienne Rebel, as amended. (Incorporated by reference as Exhibit 10.4 to the Registrant’s Form S-1 filed with the SEC on April 25, 2022)

10.5+	Employment Agreement dated February 1, 2015, by and between Registrant and Timothy Zannes. (Incorporated by reference as Exhibit 10.5 to the Registrant’s Form S-1 filed with the SEC on April 25, 2022)

10.6+	Consulting Agreement dated May 25, 2017, by and between Registrant and Michael Edwards, as amended. (Incorporated by reference as Exhibit 10.6 to the Registrant’s Form S-1 filed with the SEC on May 25, 2022)

10.7	License Agreement to Participate in the UTSA New Venture Incubator Program dated June 15, 2015, by and between Registrant and the University of Texas at San Antonio. (Incorporated by reference as Exhibit 10.9 to the Registrant’s Form S-1 filed with the SEC on April 25, 2022)

10.8	Joint Development Agreement dated October 1, 2018, by and between the Registrant and Village Oaks Pathology Services, P.A. d/b/a Precision Pathology Services (Incorporated by reference as Exhibit 3.2 to the Registrant’s Form S-1/A filed with the SEC on July 27, 2022)

10.9	Agreement dated October 17, 2020, by and between Registrant and GO2 Partners (Incorporated by reference as Exhibit 10.9 to the Registrant’s Form S-1/A filed with the SEC on July 27, 2022)

10.10	Form of Note Purchase Agreement used by the Registrant in its private offering of Convertible Promissory Notes issued between October 2021 and January 2022 (Incorporated by reference as Exhibit 10.10 to the Registrant’s Form S-1 filed with the SEC on May 25, 2022)

10.11+	Offer Letter between bioAffinity Technologies, Inc. and Michael Dougherty dated April 11, 2023 (Incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on May 1, 2023)

10.12+	bioAffinity Technologies, Inc. Amended and Restated 2014 Equity Incentive Plan Incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on June 7, 2023)

10.13+	Amendment, effective as of August 1, 2023, to Employment Agreement, dated February 1, 2015, by and between bioAffinity Technologies, Inc. and Maria Zannes (Incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on July 28, 2023)

10.14	Asset Purchase Agreement, effective September 18, 2023, by and among, Precision Pathology Laboratory Services, LLC, Dr. Roby P. Joyce and Village Oaks Pathology Services, P.A. (Incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on September 20, 2023)

10.15	Subscription Agreement, dated September 18, 2023, by and between The Joyce Living Trust, dated March 19, 2013, and bioAffinity Technologies, Inc. (Incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on September 20, 2023)

10.16	Management Services Agreement, effective as of September 18, 2023, by and between Precision Pathology Laboratory Services, LLC and Village Oaks Pathology Services, P.A. (Incorporated by reference as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on September 20, 2023)

10.17	Succession Agreement, effective September 18, 2023, by and among, Precision Pathology Laboratory Services, LLC, Dr. Roby P. Joyce and Village Oaks Pathology Services, P.A. (Incorporated by reference as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on September 20, 2023)

10.18	Professional Services Agreement, effective as of September 18, 2023, by and between Precision Pathology Laboratory Services, LLC and Village Oaks Pathology Services, P.A. (Incorporated by reference as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on September 20, 2023)

10.19+	Executive Employment Agreement, dated September 18, 2023, by and between the Registrant and Roby Joyce, M.D. (Incorporated by reference as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on September 20, 2023)

10.20	Assignment and Assumption of Lease Agreement, effective September 18, 2023, by and between Precision Pathology Laboratory Services, LLC and Village Oaks Pathology Services, P.A. (Incorporated by reference as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on September 20, 2023)

10.21	Office Lease, dated July 31, 2019, by and between Village Oaks Pathology Services, P.A. and 343 West Sunset, LLC (Incorporated by reference as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on September 20, 2023)

10.22	Assignment and Assumption Agreement, effective September 18, 2023, by and between Precision Pathology Laboratory Services, LLC and Village Oaks Pathology Services, P.A. (Incorporated by reference as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on September 20, 2023)

10.23	Equipment Usage Attachment, dated effective as of August 9, 2019, by and between Gen-Probe Sales & Service, Inc., together with its subsidiaries and affiliates and Village Oaks Pathology Services, P.A. d/b/a Precision Pathology, as amended by that certain Amendment No. 1 to Equipment Usage Attachment dated November 2, 2020, as further amended by that certain Amendment No. 2 to Equipment Usage Attachment dated November 2, 2020, and as further amended by that certain Amendment No. 3 to Equipment Usage Attachment dated December 21, 2022 (Incorporated by reference as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on September 20, 2023)

10.24	Master Agreement, dated as of January 29, 2015, by and between Leica Microsystems, Inc. and Precision Pathology, as amended by Amendment No. 1 to the Master Agreement, dated on or about April 4, 2018, as further amended by that certain Amendment No. 2 to Master Agreement, dated March 23, 2021 (Incorporated by reference as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on September 20, 2023)

10.25	Strategic Relationship License Agreement, dated December 1, 2022, by and between Pathology Watch, Inc. and Precision Pathology Services (Incorporated by reference as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on September 20, 2023)

10.26	Bill of Sale signed by Village Oaks Pathology Services, P.A., effective as of September 18, 2023 (Incorporated by reference as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on September 20, 2023)

10.27	Jamie Platt Offer Letter (Incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on December 5, 2023)

10.28+	bioAffinity Technologies, Inc. Management Incentive Bonus Plan (Incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on January 31, 2024)

10.29+	Amendment to Michael Dougherty Offer Letter (Incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on January 31, 2024)

10.30	Form of Securities Purchase Agreement, dated as of March 6, 2024, by and among the Company and the investors parties thereto (Incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 8, 2024)

10.31	Form of Support Agreement with schedule of signatories (Incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 8, 2024)

10.32+

bioAffinity Technologies, Inc. 2024 Incentive Compensation Plan (Incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on June 5, 2024)

10.33

Form of Securities Purchase Agreement, dated as of August 2, 2024, by and among the Company and the investor listed on the signature page thereto (Incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on August 5, 2024)

10.34	Form of Warrant Inducement Agreement (Incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on August 5, 2024)

10.35

Form of Support Agreement with schedule of signatories (Incorporated by reference as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on August 5, 2024)

10.36+

Consulting Agreement, dated August 21, 2024, by and between bioAffinity Technologies, Inc. and Michael Edwards (Incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on August 23, 2024)

10.37+

Employment Agreement between bioAffinity Technologies, Inc. and Michael Edwards, dated as of October 9, 2024 (Incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on October 10, 2024)

10.38

Form of Securities Purchase Agreement, dated as of October 18, 2024, by and between the Company and the purchasers listed on the signature pages thereto (Incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on October 21, 2024)

10.39	Form of Support Agreement (Incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on October 21, 2024)

10.40+

Amendment No. 2 to Employment Agreement with Maria Zannes (Incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on January 14, 2025)

10.41	Form of Warrant Inducement Agreement (Incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on February 27, 2025)

14.1	Code of Business Conduct of the Registrant (Incorporated by reference as Exhibit 14.1 to the Registrant’s Form S-1 filed with the SEC on May 25, 2022)

19.1*	Amended and Restated Insider Trading Policy of the Registrant

21.1	List of Subsidiaries of the Registrant (incorporated by reference as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)

23.1*	Consent of WithumSmith+Brown, PC, independent registered public accounting firm

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

97.1	Clawback Policy (incorporated by reference as Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 31st day of March, 2025.

bioAffinity Technologies, Inc.

By:	/s/ Maria Zannes
Maria Zannes
Chief Executive Officer, President, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Maria Zannes	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 31, 2025
Maria Zannes

/s/ J. Michael Edwards	Chief Financial Officer	March 31, 2025
J. Michael Edwards	(Principal Financial and Accounting Officer)

/s/ Steven Girgenti	Executive Chairman and Director	March 31, 2025
Steven Girgenti

/s/ Robert Anderson	Director	March 31, 2025
Robert Anderson

/s/ Stuart Diamond	Director	March 31, 2025
Stuart Diamond

/s/ Peter S. Knight	Director	March 31, 2025
Peter S. Knight

/s/ Gary Rubin	Director	March 31, 2025
Gary Rubin

/s/ Roby Joyce, M.D.	Director	March 31, 2025
Roby Joyce

/s/ Jamie Platt	Director	March 31, 2025
Jamie Platt

bioAffinity Technologies, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

bioAffinity Technologies, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of bioAffinity Technologies, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with principles generally accepted in the United States of America.

Substantial Doubt Regarding the Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses and negative cash flows from operations since inception, has an accumulated deficit, and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, New York

March 31, 2025

PCAOB ID Number 100

bioAffinity Technologies, Inc.

Consolidated Balance Sheets

as of December 31, 2024 and 2023

	December 31,
	2024	2023
ASSETS

Current assets:
Cash and cash equivalents	$1,105,291	$2,821,570
Accounts and other receivables, net	1,139,204	811,674
Inventory	27,608	18,484
Prepaid expenses and other current assets	422,995	321,017

Total current assets	2,695,098	3,972,745

Non-current assets:
Property and equipment, net	375,385	458,633
Operating lease right-of-use asset, net	463,011	370,312
Finance lease right-of-use asset, net	780,872	1,165,844
Goodwill	1,404,486	1,404,486
Intangible assets, net	775,139	833,472
Other assets	19,676	16,060

Total assets	$6,513,667	$8,221,552

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$987,311	$604,789
Accrued expenses	1,398,722	1,149,811
Unearned revenue	24,404	33,058
Operating lease liability, current portion	127,498	94,708
Finance lease liability, current portion	395,301	365,463
Notes payable, current portion	171,669	—

Total current liabilities	3,104,905	2,247,829

Non-current liabilities
Operating lease liability, net of current portion	342,098	283,001
Finance lease liability, net of current portion	444,448	835,467
Notes payable, net of current portion	20,180	—

Total liabilities	3,911,631	3,366,297

Commitments and contingencies (See Note 11)

Stockholders’ equity:
Preferred stock, no shares issued or outstanding at December 31, 2024 and 2023, respectively	—	—
Common stock, par value $0.007 per share; 100,000,000 shares authorized; 15,576,674 and 9,394,610 shares issued and outstanding as of December 31, 2024 and 2023, respectively	106,593	65,762
Additional paid-in capital	56,139,753	49,393,972
Accumulated deficit	(53,644,310)	(44,604,479)
Total stockholders’ equity	2,602,036	4,855,255

Total liabilities, and stockholders’ equity	$6,513,667	$8,221,552

The accompanying notes are an integral part of these consolidated financial statements.

bioAffinity Technologies, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2024 and 2023

	2024	2023

Net Revenue	$9,362,022	$2,532,499

Operating expenses:
Direct costs and expenses	5,983,475	1,740,884
Research and development	1,461,227	1,467,936
Clinical development	321,655	256,661
Selling, general and administrative	9,943,473	6,790,654
Depreciation and amortization	605,637	249,592

Total operating expenses	18,315,467	10,505,727

Loss from operations	(8,953,445)	(7,973,228)

Other income (expense):
Interest income	17,610	122,131
Interest expense	(92,475)	(37,125)
Other income	10,323	3,325
Other expense	(10,194)	(31,121)

Loss before income taxes	(9,028,181)	(7,916,018)

Income tax expense	(11,650)	(20,993)

Net loss	$(9,039,831)	$(7,937,011)

Net loss per common share, basic and diluted	$(0.75)	$(0.91)

Weighted average common shares outstanding	12,125,029	8,747,509

The accompanying notes are an integral part of these consolidated financial statements.

bioAffinity Technologies, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2024 and 2023

	Convertible				Additional		Stockholders’
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at December 31, 2022	—	—	8,381,324	$58,669	$47,652,242	$(36,667,468)	$11,043,443

Stock-based compensation	—	—	448,314	3,138	745,685	—	748,823

Stock issued in connection with the acquisition	—	—	564,972	3,955	996,045	—	1,000,000

Net loss	—	—	—	—	—	(7,937,011)	(7,937,011)

Balance at December 31, 2023	—	—	9,394,610	$65,762	$49,393,972	$(44,604,479)	$4,855,255

Stock-based compensation	—	—	549,917	3,849	985,832	—	989,681

Exercise of stock options	—	—	208,031	1,456	73,443	—	74,899

Exercise of stock warrants	—	—	1,066,767	7,467	1,363,680	—	1,371,147

Sale of common stock	—	—	4,008,294	28,059	5,584,724	—	5,612,782

Offering costs	—	—			(1,261,898)	—	(1,261,898)

Net loss	—	—	—	—	—	(9,039,831)	(9,039,831)

Balance at December 31, 2024	—	—	15,227,619	$106,593	$56,139,753	$(53,644,310)	$2,602,036

The accompanying notes are an integral part of these consolidated financial statements.

bioAffinity Technologies, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2024 and 2023

	2024	2023

Cash flows from operating activities
Net loss	$(9,039,831)	$(7,937,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	605,637	249,592
Stock-based compensation expense	989,681	748,823

Changes in operating assets and liabilities:
Accounts and other receivables	(327,530)	311,366
Inventory	(9,124)	(12,944)
Prepaid expenses and other assets	(105,594)	214,402
Accounts payable	382,521	(14,501)
Accrued expenses	248,911	362,012
Unearned revenue	(8,654)	33,058
Accrued interest	—	—
Operating lease right-of-use asset	(812)	7,397
Net cash used in operating activities	(7,264,795)	(6,037,806)

Cash flows from investing activities
Purchase of property and equipment	(79,083)	(22,902)
Acquisition, net of cash acquired	—	(2,186,497)
Net cash used in investing activities	(79,083)	(2,209,399)

Cash flows from financing activities
Proceeds from issuance of common stock from direct offering, net of underwriting discounts, commissions, and offering expenses of $1,334,811	4,350,885	—
Proceeds from exercised stock options	74,899	—
Proceeds from exercise of warrants	1,371,147	—
Payment on loans payable	—	(251,746)
Proceeds from loans payable	191,849	—
Principal repayments on finance leases	(361,181)	(93,238)
Net cash provided by (used in) by financing activities	5,627,599	(344,984)

Net decrease in cash and cash equivalents	(1,716,279)	(8,592,189)

Cash and cash equivalents at beginning of year	2,821,570	11,413,759

Cash and cash equivalents at end of year	$1,105,291	$2,821,570

Supplemental disclosures of cash flow information:
Income taxes paid in cash	$11,650	$20,993
Interest paid	17,610	37,125
Noncash investing activities:
Stock issuance in connection with the acquisition	$—	$1,000,000
Noncash financing activities:
Fair value of warrants issued to placement agents	$74,281	—

The accompanying notes are an integral part of these consolidated financial statements.

bioAffinity Technologies, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

Note 1. BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS

Description of Business

bioAffinity Technologies, Inc., a Delaware corporation (the “Company,” or “bioAffinity Technologies”), addresses the need for noninvasive diagnosis of lung cancer at early stage and other diseases of the lung. bioAffinity Technologies’ proprietary platform uses flow cytometry and automated data analysis built by machine learning, a form of artificial intelligence, to preferentially target cancer cell populations and other cell populations indicative of a diseased state. The Company’s first diagnostic test, CyPath® Lung, is a noninvasive test for early detection of lung cancer, the leading cause of cancer-related deaths. CyPath® Lung is offered for sale to physicians by the Company’s subsidiary, Precision Pathology Laboratory Services, LLC (“PPLS”). The Company also conducted and intends to seek strategic partners to advance therapeutic discoveries that could in the future result in broad-spectrum cancer treatments. Research and optimization of the Company’s proprietary platform technologies are conducted in laboratories at PPLS and laboratory space leased at The University of Texas at San Antonio.

Organization

The Company was formed on March 26, 2014, as a Delaware corporation with its corporate offices located in San Antonio, Texas. On June 15, 2016, the Company formed a wholly owned subsidiary, OncoSelect® Therapeutics, LLC, as a Delaware limited liability company. On August 14, 2023, the Company formed a wholly owned subsidiary, PPLS, as a Texas limited liability company, to acquire the assets of Village Oaks Pathology Services, P.A. (“Village Oaks”), a Texas professional association d/b/a Precision Pathology Services, including the clinical pathology laboratory it owned.

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

The Company has incurred significant losses and negative cash flows from operations since inception and expects to continue to incur losses and negative cash flows for the foreseeable future. As a result, the Company had an accumulated deficit of $53.6 million at December 31, 2024. The Company’s cash and cash equivalents at December 31, 2024, were approximately $1.1 million. Based on the Company’s current expected level of operating expenditures and the cash and cash equivalents on hand at December 31, 2024, management concludes that there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve (12) months subsequent to the issuance of the accompanying consolidated financial statements. Without funding from the proceeds of a capital raise or strategic relationship or grant, management anticipates that the Company’s cash resources are sufficient to continue operations through April 2025. The Company may need to raise further capital through the sale of additional equity or debt securities or other debt instruments, strategic relationships or grants, or other arrangements to support its future operations, if revenue from operations does not significantly increase. If such funding is not available or not available on terms acceptable to the Company, the Company’s current development plan may be curtailed. Furthermore, an alternative source of funding to the sale of additional equity or debt securities is the exercise of outstanding warrants for which there can be no guarantee. No adjustments have been made to the presented consolidated financial statements as a result of this uncertainty.

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with GAAP in the U.S. requires management to make significant judgments and estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases these significant judgments and estimates on historical experience and other assumptions it believes to be reasonable based upon information presently available. Actual results could differ from those estimates under different assumptions, judgments, or conditions.

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

The Company recognized goodwill of $1,404,000 arising from the acquisition. The acquisition is being accounted for as a business combination in accordance with ASC 805. The Company has determined the fair values of the accounts receivable, accounts payable, and accrued expenses that make up the majority of the net working capital assumed in the acquisition.

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

The Company incurred and expensed approximately $811,000 in acquisition costs.

Cash and Cash Equivalents

For the purpose of the consolidated statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value because of the short maturity of these instruments.

Concentration of Risk

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Advertising Expense

The Company expenses all advertising costs as incurred. Advertising expenses were approximately $267,201 and $88,832 for the years ended December 31, 2024 and 2023, respectively.

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

The following potentially dilutive securities have been excluded from the computations of weighted average shares of Common Stock outstanding as of December 31, 2024 and 2023, as they would be anti-dilutive:

	As of December 31,
	2024	2023
Shares underlying options outstanding	304,125	683,695
Shares underlying warrants outstanding	12,298,124	—
Shares underlying unvested restricted stock outstanding	349,057	4,649,952
Anti-dilutive securities	12,951,306	5,333,647

Revenue Recognition

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

Pre-acquisition, bioAffinity’s revenue was generated in three ways: (1) royalties from the Company’s diagnostic test, CyPath® Lung, (2) clinical flow cytometry services provided to Village Oaks related to the Company’s CyPath® Lung test, and (3) CyPath® Lung tests purchased by the U.S. Department of Defense (“DOD”) for an observational study, “Detection of Abnormal Respiratory Cell Populations in Lung Cancer Screening Patients Using the CyPath® Lung Assay (NCT05870592),” and research and development on using bronchoalveolar lavage fluid as a biological sample to assess cardiopulmonary function and exercise performance in military personnel post COVID-19 infection. The royalty income from CyPath® Lung and clinical flow cytometry services income, beginning September 19, 2023, are related party income and, therefore, eliminated from consolidated net revenues.

	Year Ended December 31,
	2024	2023
Patient service fees[1]	$8,175,670	$2,199,558
Histology service fees	1,103,751	272,660
Medical director fees	66,576	19,324
Department of Defense observational studies	8,654	19,442
Other revenues	7,371	21,515
Total net revenue	$9,362,022	$2,532,499

[1]	Patient services fees include direct billing for CyPath® Lung diagnostic test of approximately $516,000 and $35,000 for the years ended December 31, 2024 and 2023.

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation. Any reclassifications had an immaterial effect on the Company’s consolidated financial statements and had no effect on prior periods net income or stockholders’ equity.

Property and Equipment, Net

In accordance with ASC 360-10, Accounting for the Impairment of Long-Lived Assets (“ASC 360”), the Company periodically reviews the carrying value of its long-lived assets, such as property, equipment, and definite lived intangible assets, to test whether current events or circumstances indicate that such carrying value may not be recoverable. When evaluating assets for potential impairment, the Company compares the carrying value of the asset to its estimated undiscounted future cash flows. If an asset’s carrying value exceeds such estimated cash flows (undiscounted and with interest charges), the Company records an impairment charge for the difference. The Company did not record any impairment for the years ended December 31, 2024 or 2023.

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

Intangible Assets

The Company’s acquisition of PPLS on September 18, 2023 identified Goodwill and intangible assets. Goodwill represents the purchase price in excess of fair values assigned to the underlying identifiable net assets of the acquired business. The intangible assets and their respective useful lives are as follows: trade names and trademarks (18 years) and customer relationships (14 years). Intangible assets, net of accumulated amortization, are summarized as follows as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Cost
Goodwill	$1,404,486	$1,404,486
Trade names and trademarks	150,000	150,000
Customer relationships	700,000	700,000
	2,254,486	2,254,486
Accumulated amortization
Goodwill	—	—
Trade names and trademarks	(10,694)	(2,361)
Customer relationships	(64,167)	(14,167)
	(74,861)	(16,528)
Intangible assets, net	$2,179,625	$2,237,958

For the year ended December 31, 2024, amortization of intangible assets totaled $58,333 compared to $16,528 in the prior year comparative period.

Goodwill is reviewed annually for impairment in accordance with ASC 350 - Intangibles – Goodwill and Other, and intangible assets are reviewed annually for impairment in accordance with ASC 360 unless circumstances dictate the need for more frequent assessment. The Company elected to perform a quantitative impairment analysis as of December 31, 2024. The annual quantitative assessment of the intangible assets was performed utilizing a discounted cash flow analysis (“income approach”). The income approach measures the fair value of an interest in a business by discounting expected future cash flows to present value. The results of the annual quantitative impairment analysis indicated that the fair value exceeded the carrying value of the reporting unit and therefore resulted in no impairment needed.

Recent Accounting Pronouncements

The Company continues to monitor new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) and does not believe any accounting pronouncements issued through the date of this Annual report will have a material impact on the Company’s consolidated financial statements.

The Company adopted FASB issued Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures on December 31, 2024, on a retrospective basis. The Company used the five steps to ASC 280 to evaluate what, if any, segment reporting would be beneficial for shareholders. These five steps included: 1) evaluate operating segments for aggregation, 2) perform quantitative threshold tests, 3) evaluate remaining operating segments for aggregation, 4) ensure that 75% of revenue is reported, and 5) consider practical limit. Based on the analysis above against those five steps, management concludes that segment reporting is required for two segment operations: 1) diagnostic R&D and 2) laboratory services (See Note 2).

The FASB issued Accounting Standards Update (“ASU”) No. ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures which requires public business entities to disclose annually a tabular rate reconciliation, including specific items such as state and local income tax, tax credits, nontaxable or nondeductible items, among others, and a separate disclosure requiring disaggregation of reconciling items as described above which equal or exceed 5% of the product of multiplying income from continuing operations by the applicable statutory income tax rate. The ASU is effective for all public business entities for annual periods beginning after December 15, 2024. The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which the related temporary difference becomes deductible. The Company includes interest and penalties related to uncertain tax positions as part of income tax expense, if any. No such interest or penalties were recognized during the years ended December 31, 2024 and 2023, and the Company had no accruals for interest and penalties at December 31, 2024 or 2023.

Segment Information

The Company is organized in two operating segments, Diagnostic Research and Development (“R&D”) and Laboratory Services, whereby its chief operating decision maker (“CODM”) uses operating income as the primary measure of segment profit or loss to assess performance and make resource allocation decisions, in addition to monitoring revenue growth and research and development progress. The CODM is the Chief Executive Officer.

Diagnostic R&D includes research and development and clinical development of diagnostic tests. Any revenues assigned to Diagnostic R&D are proceeds received from observational studies. Laboratory services include all the operations from Village Oaks and PPLS in addition to sales and marketing costs of CyPath® Lung from bioAffinity.

	As of December 31,
	2024	2023
Net revenues:
Diagnostic R&D	$8,654	$19,442
Laboratory services	9,353,368	2,513,057
Total net revenues	9,362,022	2,532,499

Operating expenses:
Diagnostic R&D	(1,782,882)	(1,724,597)
Laboratory services	(9,946,452)	(3,769,783)
General corporate activities	(6,586,133)	(5,011,347)
Total operating loss	(8,953,445)	(7,973,228)

Non-operating income (expense), net	(74,736)	57,210
Net loss before income taxes	(9,028,181)	(7,916,018)
Income tax expense	(11,650)	(20,993)
Net loss	$(9,039,831)	$(7,937,011)

Research and Development

Research and development costs are charged to expense as incurred. The Company’s research and development expenses consist primarily of expenditures for laboratory operations, preclinical studies, compensation, and consulting costs.

Accrued Research and Development Costs

The Company records accrued liabilities for estimated costs of research and development activities conducted by service providers, which include preclinical studies. The Company records the estimated costs of research and development activities based upon the estimated amount of services provided but not yet invoiced and includes these costs in accrued expenses in the accompanying consolidated balance sheets and within research and development expense in the accompanying consolidated statements of operations.

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

Regulatory Matters

Regulations imposed by federal, state, and local authorities in the U.S. are a significant factor in providing medical care. In the U.S., drugs, biological products, and medical devices are regulated by the federal Food, Drug and Cosmetic Act, which is administered by the FDA and CMS. The Company has not yet obtained marketing authorization from the FDA but is able to market its CyPath® Lung test as a laboratory developed test sold by Precision Pathology Laboratory Services, a CAP-accredited, CLIA-certified clinical pathology laboratory and wholly owned subsidiary.

Note 3. ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables at December 31, 2024 and 2023, are summarized below:

	December 31,
	2024	2023
Patient service fees	$915,488	$657,717
Histology service fees	190,648	121,301
Medical director fees	5,194	3,103
Other receivables	27,874	29,553
Total accounts and other receivables, net	$1,139,204	$811,674

Note 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2024 and 2023, are summarized below:

	December 31,
	2024	2023

Prepaid insurance	$248,364	$171,855
Legal and professional	27,448	24,476
Other	147,183	124,686
Total prepaid expenses and other current assets	$422,995	$321,017

Note 5. PROPERTY AND EQUIPMENT, NET

Property and equipment at December 31, 2024 and 2023, are summarized below:

	December 31,
	2024	2023

Lab equipment	$662,747	$647,214
Computers and software	81,433	68,682
Leasehold improvements	19,353	9,941
Vehicles	148,103	105,919
	911,636	831,756
Less: accumulated depreciation and amortization	(536,251)	(373,123)
Total property and equipment, net	$375,385	$458,633

Total property and equipment depreciation and amortization expense was $162,332 and $233,064 for the years ended December 31, 2024 and 2023, respectively.

Note 6. ACCRUED EXPENSES

Accrued expenses at December 31, 2024 and 2023, are summarized below:

	December 31,
	2024	2023

Compensation	$1,079,839	$857,037
Legal and professional	98,477	257,926
Clinical	160,371	15,350
Other	60,035	19,498
Total accrued expenses	$1,398,722	$1,149,811

Note 7. UNEARNED REVENUE

The Company engaged in an observational study of CyPath® Lung with the DOD. A total of 70 CyPath® Lung units were ordered and shipped. However, in compliance with FASB ASC 606, the performance obligation was complete for only 40 units as of December 31, 2024. The performance obligation is deemed complete after samples have been collected and processed and results analyzed. The unearned revenue balance amounted to $24,404 and $33,058 as of December 31, 2024 and 2023, respectively.

Note 8. FAIR VALUE MEASUREMENTS

The Company analyzes all financial instruments with features of both liabilities and equity under the FASB accounting standard for such instruments. Under this standard, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The three levels of the hierarchy and the related inputs are as follows:

Level	Inputs
1	Unadjusted quoted prices in active markets for identical assets and liabilities.
Unadjusted quoted prices in active markets for similar assets and liabilities;
2	Unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active; or
Inputs other than quoted prices that are observable for the asset or liability.
3	Unobservable inputs for the asset or liability.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts and other receivables, prepaid and other current assets, accounts payable, accrued expenses, and loan payable, are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments.

Note 9. LEASES

The Company has one operating lease for its real estate and office space for the CAP/CLIA laboratory, as well as multiple finance leases for lab equipment in Texas that were acquired through the September 18, 2023 acquisition. Additionally, the Company entered into another operating lease on September 1, 2024 with regard to office space. The Company has operating leases consisting of office space with remaining lease terms ranging from 3.1 to 5.9 years as of December 31, 2024. The Company has finance leases consisting of office and lab equipment with remaining lease terms ranging from approximately 1.25 to 3.0 years as of December 31, 2024, for which the Company has determined that it will use the equipment for a major part of its remaining economic life.

The lease agreements generally do not provide an implicit borrowing rate. Therefore, the Company used a benchmark approach as of the date of inception of the leases to derive an appropriate incremental borrowing rate to discount remaining lease payments. The Company benchmarked itself against other companies of similar credit ratings and comparable quality and derived imputed interest rates ranging from 7.41% to 8.03% for the lease term lengths.

Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets. There are no material residual guarantees associated with any of the Company’s leases, and there are no significant restrictions or covenants included in the Company’s lease agreements. Certain leases include variable payments related to common area maintenance and property taxes, which are billed by the landlord, as is customary with these types of charges for office space. The Company has not entered into any lease arrangements with related parties, and the Company is not the sublessor in any arrangement.

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

The components of lease expense, which are included in selling, general and administrative expense and depreciation and amortization for the year ended December 31, 2024, and 2023 are as follows:

Components of lease expense:	2024	2023
Amortization of right-of-use assets - finance lease	$384,971	$128,324
Interest on lease liabilities - finance lease	83,041	33,838
Operating lease cost	93,029	39,887
Total lease cost	$561,041	$202,049

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$361,181	$93,238
Operating cash flows from operating leases	133,605	32,489

Operating leases:	2024	2023
Operating lease right-of-use, assets	$463,011	$370,312
Operating lease liability, current	127,498	94,708
Operating lease liability, non-current	342,098	283,001
Total operating lease liabilities	$469,596	$377,709

Financing leases:	2024	2023
Financing lease right-of-use assets, gross	$1,294,168	$1,294,168
Accumulated amortization	(513,296)	(128,324)
Finance lease right-of-use assets, net	$780,872	$1,165,844
Financing lease liability, current	395,301	365,463
Financing lease liability, non-current	444,448	835,467
Total finance lease liabilities	$839,749	$1,200,930

Weighted-average remaining lease term:	2024	2023
Operating leases (in years)	4.21	3.58
Finance leases (in years)	2.39	3.25

Weighted-average discount rate:	2024	2023
Operating leases	7.41%	8.07%
Finance leases	8.03%	8.01%

	Operating Leases	Finance Leases
2025	$157,837	$448,505
2026	159,282	270,395
2027	110,063	202,970
2028	40,616	—
2029	42,252	—
2030 and thereafter	28,919	—
Total undiscounted cash flows	538,969	921,870
Less discounting	(69,373)	(82,121)
Present value of lease liabilities	$469,596	$839,749

Note 10. NOTES PAYABLE

Toyota Corolla - 2024

On March 18, 2024, the Company entered into a finance agreement to purchase a 2024 Toyota Corolla for $33,620 with a maturity date of February 18, 2030. The loan bears fixed interest at a rate of 5.99% per annum, with monthly payments of $467, which is comprised of principal and interest. This loan is collateralized by the underlying vehicle. The balance of this loan as of December 31, 2024, and 2023 was $24,849 and $0, respectively. The current portion of the balance of this loan as of December 31, 2024, and 2023 was $5,603 and $0, respectively.

Directors and Officers Insurance Policy – 2024

In September 2024, the Company obtained short-term financing of approximately $0.26 million with 11 monthly payments of approximately $24,000 and interest at a 6.7% fixed annual rate for director and officer insurance policies. The current portion of the balance of this loan as of December 31, 2024, and December 31, 2023, was $167,000 and $0, respectively.

Note 11. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. To date, the Company has no material pending legal proceedings.

Note 12. COMMON STOCK

The Company has authorized a total of 100,000,000 shares of Common Stock, $0.007 par value per share. On June 4, 2024, the Company received stockholder approval to increase the number of authorized shares of Common Stock from 25,000,000 shares to 100,000,000 shares, and on June 5, 2024, the Company filed an amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the increase. The Company has issued 15,576,674 shares of Common Stock, of which 349,057 are unvested restricted stock awards as of December 31, 2024, and 9,505,255 shares of Common Stock, of which 110,645 are unvested restricted stock awards as of December 31, 2023.

Note 13. STOCK-BASED COMPENSATION

The Company granted options and restricted stock awards under its 2014 Equity Incentive Plan (the “2014 Plan”). Under the 2014 Plan, the Company was authorized to grant options or restricted stock for up to 2,000,000 shares of Common Stock. On June 6, 2023, the Company received stockholder approval to increase the number of authorized shares from 1,142,857 to 2,000,000. Options or restricted stock awards may be granted to employees, the Company’s board of directors, and external consultants who provide services to the Company. Options and restricted stock awards granted under the 2014 Plan have vesting schedules with terms of one to three years and become fully exercisable based on specific terms imposed at the date of grant. The 2014 Plan expired according to the respective 10-year term of the 2014 Plan in March 2024. A new 2024 Incentive Compensation Plan (the “2024 Plan”) was approved at the Annual Meeting of Shareholders on June 4, 2024.

The Company has recorded stock-based compensation expense related to the issuance of restricted stock awards in the following line items in the accompanying condensed consolidated statements of operations:

	2024	2023

Research and development	$99,174	$37,131
Selling, general and administrative	890,507	711,692
Total stock-based compensation expense	$989,681	$748,823

The following table summarizes stock option activity under the 2014 and 2024 Plans:

	Number of options	Weighted- average exercise price	Weighted- average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2023	683,695	$3.99	2.9	$158,332
Granted	—	—	—	—
Exercised	(208,031)	1.16	—	—
Forfeited	(171,539)	2.16	—	—
Outstanding at December 31, 2024	304,125	$6.95	4.20	$—

Vested and exercisable at December 31, 2024	304,125	$6.95	4.20	$—

As of December 31, 2024, there was no unrecognized compensation cost related to non-vested stock options.

During the year ended December 31, 2024, 208,031 options were exercised at an exercise price of $1.155, of which 143,183 options were from a cashless exercise, and 137,854 options were forfeited due to a cashless exercise.

Restricted Stock Awards

The following table summarizes restricted stock award activity under the 2014 and 2024 Plan:

				As of December 31, 2024
	Number of restricted stock awards (RSA)	Weighted- average grant price	FMV on grant date	Vested number of RSA	Unvested number of RSA
Balance at December 31, 2023	540,969	$2.24	$1,209,400	462,298	78,671
Granted	865,423	1.81	1,570,834	517,941	347,482
Forfeited	(77,096)	1.80	(139,173)	—	(77,096)
Balance at December 31, 2024	1,329,296	$2.24	$2,641,061	980,239	349,057

During the year ended December 31, 2024, the Company issued restricted stock awards (“RSAs”) for 865,423 shares of Common Stock to employees, non-employees, and the Board of Directors. The shares vest in equal monthly installments over terms of between immediately up to three years, subject to the employees and non-employees providing continuous service through the vesting date. During the year ended December 31, 2024, 31,973 shares vested from RSAs granted prior to January 1, 2024, and 517,943 shares vested from RSAs granted during the year ended December 31, 2024.

During the year ended December 31, 2023, the Company issued RSAs for 431,028 shares of Common Stock to employees and non-employees. The shares vest in equal monthly installments over terms of between immediately up to one year, subject to the employees and non-employees providing continuous service through the vesting date. During the year ended December 31, 2023, 59,051 shares vested from RSAs previously issued.

Note 14. WARRANTS

The Company’s outstanding Common Stock warrants are equity classified. As of December 31, 2024 and 2023, the Company had 12,298,124 and 4,649,952 warrants outstanding, respectively, to purchase one share of the Company’s Common Stock for each warrant at a weighted average exercise price of $2.95 and expire at various dates through October 2029. During the year ended December 31, 2024, a total number of 1,066,767 warrants were exercised into an equivalent number of shares of Common Stock as compared to no warrants being exercised during the year ended December 31, 2023. The proceeds of the exercised warrants for the year ended December 31, 2024, was $1,343,390, compared to no proceeds during the year ended December 31, 2023.

On March 8, 2024, the Company issued to certain investors (1) in a registered direct offering, 1,600,000 shares of the Company’s Common Stock and (2) in a concurrent private placement, warrants to purchase an aggregate of 1,600,000 shares of Common Stock, with an exercise price of $1.64 (collectively, the “Transaction”), which Transaction constitutes a Dilutive Issuance under the terms of the warrants. In addition, the placement agent was granted warrants to purchase 32,000 shares of Common Stock, with an exercise price of $1.64.

On August 5, 2024, the Company entered into warrant exercise agreements with three existing accredited investors to exercise certain outstanding warrants to purchase an aggregate of 1,041,667 of the Company’s shares of Common Stock (the “Existing Warrants”). The exercising holders received in a private placement new unregistered warrants (the “New Warrants”) to purchase up to an aggregate of 1,302,082 shares of Common Stock with an exercise price of $1.50 per share, which are initially exercisable on the date that stockholder approval of the exercise of the New Warrants is obtained and will expire five years from the date of such approval. In connection with the exercise of the Existing Warrants, the Company agreed to reduce the exercise price of the Existing Warrants from $1.64 to $1.25 per share. The exercise of the Existing Warrants and the issuance of the New Warrants occurred on August 5, 2024. The change in the exercise price of the Existing Warrants resulted in a fair value adjustment  of $27,757 which was recorded to Additional paid-in capital for the exercised warrants.

On August 5, 2024, the Company also entered into a securities purchase agreement with an institutional investor (the “Purchaser”), pursuant to which the Company issued to the Purchaser, (1) in a registered direct offering, 360,000 shares of Common Stock, and (2) in a concurrent private placement, warrants (the “Private Warrants”) to purchase an aggregate of 450,000 shares of Common Stock (the “Private Warrant Shares”), with an exercise price of $1.50 (collectively, the “Offering”). In addition, designees of the placement agent for the Offering were granted warrants to purchase an aggregate of up to 49,862 shares of Common Stock, with an exercise price of $1.50.

On October 21, 2024, the Company issued (1) in a registered direct offering, 2,048,294 shares (the “Shares”) of the Company’s Common Stock, par value $0.007 per share, and (2) in a concurrent private placement, common warrants (the “Common Warrants”) to purchase an aggregate of 2,662,782 shares of Common Stock (the “Common Warrant Shares”), with an exercise price of $1.50, pursuant to a securities purchase agreement, dated October 18, 2024 with institutional investors (the “Purchasers”). Such registered direct offering and concurrent private placement are collectively referred to as the “Offerings.” In addition, designees of the placement agent for the Offering were granted warrants to purchase an aggregate of up to 61,448 shares of Common Stock, with an exercise price of $1.50.

As of December 31, 2024, and prior to the Offering, there were tradeable warrants to purchase up to an aggregate of 1,601,255 shares of Common Stock outstanding and non-tradeable warrants to purchase an aggregate of up to 2,704,458 shares of Common Stock outstanding.

	Number of warrants issued	Weighted-average exercise price	Number of warrants exercised	Number of warrants outstanding
Pre-IPO convertible notes	2,900,904	$5.31	—	2,900,904
IPO tradeable	2,326,835	3.06	(725,580)	1,601,255
IPO non-tradeable	3,015,464	3.06	(311,006)	2,704,458
Direct offering March 8, 2024	1,600,000	1.64	(1,066,667)	533,333
Placement agent direct offering March 8, 2024	32,000	1.64	—	32,000
Inducement/direct offering August 5, 2024	1,752,082	1.50	—	1,752,082
Placement agent direct offering August 5, 2024	49,862	1.50	—	49,862
Direct offering October 21, 2024	2,662,782	1.50	—	2,662,782
Placement agent direct offering October 21, 2024	61,448	1.50	—	61,448
Balance at December 31, 2024	14,401,377	$2.95	(2,103,253)	12,298,124

Note 15. INCOME TAXES

Deferred tax assets and valuation allowance

The Company had, subject to limitation, approximately $31 million of net operating loss carryforwards at December 31, 2024, of which approximately $0.67 million will begin expiring in 2034. The remaining balance of approximately $30 million will carry forward indefinitely. A 100% valuation allowance has been provided for the deferred tax benefits resulting from the net operating loss carryover due to a lack of earnings history. In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. The valuation allowance increased by approximately $2.0 million and $3.0 million for the years ended December 31, 2024 and 2023, respectively. Significant components of deferred tax assets are as follows:

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryover	$8,185,845	$6,479,696
Stock compensation	247,574	325,320
Capitalized R&E costs	662,855	525,463
Bad debt expense	203,323	145,777
Other	107,538	58,236
Operating lease liabilities	274,962	79,319
Tax credits	480,724	332,690
Total deferred tax assets	10,162,821	7,946,501
Deferred tax liability:
Right-of-use asset tax liability	$(261,215)	$(77,766)
Depreciation and amortization	(50,463)	(59,248)
Total deferred tax liability	(311,678)	(137,014)
Less: valuation allowance	(9,851,143)	(7,809,487)
	$—	$—

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2024 and 2023, was as follows:

	December 31,
	2024	2023
Tax at federal statutory rate	-21.00%	-21.00%
Permanent differences	0.1%	0.03%
Research and development credits	-0.8%	-0.83%
Deferred balance true-up	0.00%	-16.07%
Change in valuation allowance	21.7%	37.87%
Effective income tax rate	0.00%	0.00%

Unrecognized tax benefits

As of December 31, 2024, and 2023, the Company has unrecognized tax benefits related to tax credits of $281,207 and $249,516, respectively. None of the unrecognized tax benefits as of December 31, 2024, if recognized, would impact the effective tax rate due to the valuation allowance, and no interest or penalties have been recognized. A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

	December 31,
	2024	2023
Beginning balance	$249,516	$190,228
Deductions based on tax positions related to the prior year	—	30,897
Additions based on tax positions related to the current year	31,691	28,391
Ending balance	$281,207	$249,516

Note 16. SUBSEQUENT EVENTS

On March 7, 2025, the Company announced targeted strategic actions to improve financial performance and accelerate the commercial growth of CyPath® Lung, taking steps to deliver approximately $4 million in annual cost savings at its subsidiary Precision Pathology Laboratory Services (PPLS), while increasing resources to expand CyPath® Lung sales in high-potential national markets. Specifically, cost savings are a result of labor cost reductions, operational efficiency enhancements, and discontinuing certain pathology services with suboptimal profit margins to focus on high-margin services such as CyPath® Lung and by discontinuing certain pathology services with suboptimal profit margins.

On February 26, 2025, pursuant to the terms of a warrant inducement agreement (the “February Inducement Agreement”), dated February 25, 2025 that the Company entered into with certain holders of existing warrants, such holders exercised for cash (i) warrants to purchase an aggregate of up to 1,302,082 shares of Common Stock issued on October 21, 2024 (the “October Warrants”), at the reduced exercise price of $0.58 per share, and (ii) warrants to purchase an aggregate of up to 1,136,391 shares of Common Stock issued on August 5, 2024 (the “August Warrants”), at the reduced exercise price of $0.58 per share. The Company received aggregate gross proceeds of approximately $1.4 million, before deducting advisory fees and other expenses payable by it. In consideration of the immediate exercise of the October Warrants and August Warrants by the holders thereof in accordance with the February Inducement Agreement, the Company issued unregistered common warrants to purchase an aggregate of up to 2,926,166 shares of Common Stock (120% of the number of shares of Common Stock issuable upon exercise of the October Warrants and August Warrants) to such holders.

