Form 10-K/A
period 2024-12-31
bioAffinity Technologies, Inc.
filed 2025-04-29
CIK 1712762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

As of June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on that date, as reported by the Nasdaq Capital Market on such date was approximately $22.6 million. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares outstanding of the issuer’s common stock, $0.007 par value (the “Common Stock”), is 18,255,824 as of March 31, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

bioAffinity Technologies, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025 (the “Original Filing”).

This Amendment is being filed for the sole purpose of including the information required by Part III of the Annual Report on Form 10-K that was intended to be incorporated by reference to the Company’s definitive proxy statement relating to the 2025 annual meeting of stockholders because such proxy statement will not be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year ended December 31, 2024. As required by the SEC, this Amendment includes new certifications pursuant to Sections 302 of the Sarbanes-Oxley Act of 2002, filed as Exhibits 31.3, 31.4, hereto. Because no financial statements are contained within this Amendment, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

This Amendment has not been updated or amended to give effect to any subsequent events beyond those that existed as of the original filing date and should thus be read in conjunction with the Original Filing and any of the Company’s other filings with the SEC subsequent to the Original Filing, together with any amendments to those filings. Other than the filing of the information identified above, this amendment does not modify or update the disclosure in the Original Filing in any way. Unless otherwise specified or the context otherwise requires, when used in this Amendment, the terms “we,” “our,” “us,” “bioAffinity,” or the “Company” refer to bioAffinity Technologies, Inc. and its subsidiaries.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following is a list of the Company’s directors and executive officers as of April 28, 2025.

Name	Age	Position(s)
Maria Zannes, JD	69	President, Chief Executive Officer, and Director
James Michael Edwards	58	Chief Financial Officer
Xavier Reveles	56	Chief Operating Officer
Timothy P. Zannes, JD	72	Executive Vice President, Secretary, and General Counsel
Steven Girgenti	79	Executive Chairman and Director
Robert Anderson	84	Director
Stuart Diamond	64	Director
Peter Knight	74	Director
Gary Rubin	69	Director
Roby Joyce	77	Director
Jamie Platt	58	Director

Biographical Information

Maria Zannes, JD - President, Chief Executive Officer, and Director

Maria Zannes has served as our President, Chief Executive Officer, and director since 2014. She brings more than 30 years of executive-level management experience dedicated to defining and advancing company goals and overcoming obstacles impeding corporate success. Prior to her position at bioAffinity, Ms. Zannes founded The Zannes Firm focusing on strategic solutions for private industry in the medical, environmental, and energy fields. In her current capacity as the Company’s CEO and President, she has built a team of award-winning scientists and executives who are advancing breakthrough oncology-focused diagnostics and therapeutics.

Ms. Zannes was President of the Energy Recovery Council, the national trade group for the $10 billion waste-to-energy industry, and General Manager of ECOS Corporation, a subsidiary of Burlington Environmental. Ms. Zannes also served as a project manager at Wheelabrator Technologies, Inc. where she led project teams that developed, negotiated, and financed the company’s renewable energy generation facilities. Ms. Zannes began her career as a journalist, working for Voice of America and the Associated Press. Before entering the business world, she served as a legislative aide specializing in energy policy and law for Congressman Charles Wilson (D-TX). She is licensed to practice law in New Mexico. She has been awarded Lifetime Achievement Awards by the American Society of Mechanical Engineers and the Earth Engineering Center Award from the WTE Council of Columbia University.

She is the co-founder of two engineering research centers at Columbia University. Ms. Zannes received her BA in Journalism from the University of New Mexico and her JD from the University of Puget Sound in Washington State. We believe Ms. Zannes should serve as a director of the Company because of her experience as a lawyer and business woman skilled in identifying, prioritizing and managing both the risks and rewards of business opportunities and her proven record of assembling and motivating award-winning teams of professionals focused on strategic corporate growth.

James Michael Edwards - Chief Financial Officer

James Edwards was appointed as our Chief Financial Officer effective November 5, 2024, after serving as our Interim Chief Financial Officer since September 2024. Mr. Edwards has more than 25 years of experience in corporate finance and accounting. Since 2009, Mr. Edwards has provided consulting services through his company J. Michael Edwards, LLC. Mr. Edwards served as the Company’s Chief Financial Officer from April 2014 until November 2016 and again from June 2017 to May 1, 2023. He was the CFO for CytoBioscience, Inc. from 2016 until 2017 and previously he was the CFO for OncoVista Innovative Therapies, Inc. He was an assistant controller at ILEX Oncology, Inc. and controller at Bionumerik Pharmaceuticals Inc. and U.S. Global Investors, Inc. Mr. Edwards started his career at PricewaterhouseCoopers. He is a Certified Public Accountant and holds a BBA from The University of Texas at San Antonio and an MBA from The University of Texas McCombs School of Business.

Xavier Reveles- Chief Operating Officer

Xavier Reveles was appointed as our Chief Operating Officer on September 18, 2023. Mr. Reveles has served as our Vice President of Operations since September 2022. He has 30 years of experience as a clinical cytogeneticist skilled in the design/concept and management of CAP/CLIA clinical laboratories, coding, CPT reimbursement valuations, and the development of Laboratory Developed Tests (“LDTs”). Mr. Reveles is board certified by the American Society of Clinical Pathology as a clinical specialist in cytogenetics. He joined bioAffinity as Director of Operations in 2017. Prior to joining bioAffinity, Mr. Reveles created the Oncopath Laboratory – START Cancer Center in San Antonio, Texas, and served as Laboratory Director. During his tenure at Oncopath, he commercialized eight LDTs, including bringing to market a proprietary cancer specific gene oligo array he designed for the deletions and amplifications of specific oncogenes for solid tumors. As the Director of the Cytogenetics Laboratory at UT Health San Antonio, Mr. Reveles’ research included molecular evaluation of disease progression in prostate, breast and ovarian cancer, schizophrenia, diabetes, and other constitutional genetic syndromes. He was a lecturer and instructor for the UT Health Graduate, Medical, and Allied Health Schools and the director of the NCI San Antonio Cancer Institute (SACI) Genetics and Cytogenetics Core facility. After leaving academia, Mr. Reveles was a genomic specialist for CombiMatrix Diagnostics, Irvine, CA, a diagnostic biotech company where he validated pre-natal, post-natal, and cancer gene arrays for commercialization as LDTs. Mr. Reveles is (co)author of 20 publications and six abstracts in peer-reviewed journals and is a member of the Association for Molecular Pathology.

Timothy P. Zannes, JD - Executive Vice President, General Counsel, and Secretary

Timothy Zannes was appointed as Executive Vice President, General Counsel and Secretary on March 2014. He has been corporate legal counsel to both public and private biomedical firms for more than 16 years, having begun his legal career as a sole practitioner accepting criminal, business, family, and tort litigation. Prior to receiving his JD, Mr. Zannes was a court bailiff and ran his own private investigation firm after serving as an investigator for the Albuquerque City Attorney. He received his JD from the University of New Mexico School of Law and attended the New England Conservatory with studies in violin and saxophone. Mr. Zannes began his undergraduate education at The University of North Carolina where he was a student athlete on scholarship. In addition to his duties as General Counsel and Secretary, Mr. Zannes is responsible for corporate compliance and directs human resources. Mr. Zannes and Maria Zannes are siblings.

Steven Girgenti - Executive Chairman of the Board

Steven Girgenti has been Executive Chairman of bioAffinity since November 2014. Mr. Girgenti was formerly CEO and co-founder of DermWorx Incorporated, a dermatology company that specialized in developing nanotechnology formulations to enhance the performance of topical drugs. He was also the founder and CEO of Healthworld Corporation, a leading global healthcare marketing services network with offices in 36 countries, until 2008. The network had more than 1,000 brand assignments from nearly 200 clients worldwide, providing strategic marketing and communications services to many of the world’s leading healthcare companies. Mr. Girgenti founded Healthworld in 1986, and under his leadership the Company made numerous acquisitions to expand and diversify the business. Healthworld went public in 1997. In 1998 and again in 1999, Business Week named Healthworld one of the “Best Small Corporations in America.” In 1999, Forbes listed Healthworld as one of the “200 Best Small Companies.” Mr. Girgenti was recognized as “Entrepreneur of the Year” by Nasdaq in 1999 and was named Med Ad News’ first “Medical Advertising Man of the Year” in 2000. In 2010, he was inducted into the Medical Advertising Hall of Fame. In addition, Mr. Girgenti is Vice Chairman of the Board of Governors for the Mt. Sinai Hospital Prostate Disease and Research Center in New York City and is on the Board of Directors for the Jack Martin Fund, a Mt. Sinai Hospital-affiliated charitable organization devoted to pediatric oncology research. He graduated from Columbia University. We believe Mr. Girgenti should serve as Executive Chairman because of his unparalleled experience in the healthcare field, particularly in marketing, and his skill in building emerging growth companies into multi-national corporations.

Robert Anderson - Director

Robert Anderson was appointed to serve on our Board of Directors in March 2014. Mr. Anderson has more than 50 years of broad experience in the healthcare industry in which he held executive positions at CIBA Pharmaceutical Co., Becton Dickinson and Company, Pfizer, Inc., Parke-Davis Division of Warner-Lambert Co, Schering-Plough Corp., and Centocor, Inc. Mr. Anderson was Vice President of Marketing for the Key Pharmaceuticals Division of Schering-Plough Corp. and later at Centocor, Inc. Subsequently, Mr. Anderson joined Physicians World Communications Group, the largest medical education company in the U.S. where he was Chief Operating Officer. Mr. Anderson currently is a marketing consultant to several healthcare companies. Mr. Anderson received a BA in political science from Rutgers University. We believe Mr. Anderson should serve as a director of the Company because of his experience and skill in marketing and product positioning of medical products to bioAffinity.

Stuart Diamond - Director

Stuart Diamond was appointed to serve on our Board of Directors in January 2022, but his term will expire at the 2025 annual meeting of stockholders. Mr. Diamond is the Global Chief Financial Officer for GroupM, the world’s leading media investment company responsible for over $50 billion in media investment through agencies Mindshare, MediaCom, Wavemaker, Essence, and m/SIX, as well as the outcome-driven programmatic audience company, Xaxis, LLC. Before joining GroupM, Mr. Diamond was a member of the WPP plc family as the CFO for Healthworld Corporation (now called Ogilvy Health), where he took the company public and negotiated its sale to Cordiant Communications Group in 2000. He also served as CFO for National Medical Health Card Systems, Inc., a comprehensive pharmacy benefit management company. From 2008 to 2014, Mr. Diamond was the CFO for GroupM North America, where he established financial strategies and supervised all corporate accounting and financial activities for GroupM and its agencies. Earlier in his career, he held the positions of Vice President and Controller for Calvin Klein, Inc. and as Senior Vice President and CFO for Medicis Pharmaceutical Corporation. Mr. Diamond holds a BS from the State University of New York, a Master of Science, Taxation degree from Pace University, and an MBA from Fordham University. We selected Mr. Diamond as a director of the Company because of his substantial business and financial acumen.

Peter S. Knight - Director

Peter Knight was appointed to serve on our Board of Directors in May 2018. Mr. Knight is a retired Founding Partner at Generation Investment Management, where he and his partners Al Gore and David Blood helped build a leading global sustainable investing firm with assets under management now exceeding $40 billion. Prior to his retirement from the firm in 2018, Mr. Knight held leadership positions within Generation IM, notably developing and overseeing the firm’s U.S. business. Prior to Generation, Mr. Knight was a Managing Director of Met West Financial, a Los Angeles-based asset management company. Mr. Knight started his career at the Antitrust Division of the U.S. Department of Justice. From 1977 to 1989, he served as the Chief of Staff to Representative and later Senator Al Gore. He served as the General Counsel of Medicis Pharmaceutical and then started his law practice where he represented the International Olympic Committee, the U.S. Olympic Committee, and numerous Fortune 500 Companies. Mr. Knight has also served in senior positions on four Presidential campaigns including serving as the Campaign Manager for President Clinton’s 1996 re-election campaign. Mr. Knight has extensive board experience in both the for-profit and nonprofit sectors. He served on a number of public company boards including Medicis Pharmaceutical, Par Pharmaceutical, EntreMed (Casi Pharmaceuticals Inc.), Healthworld Corporation, Whitman Education, Comsat, and the Schroder Mutual Fund Board complex. Mr. Knight currently serves on the boards of Generation Investment Management and Gratitude Railroad. His philanthropic efforts include serving as Chair of the Climate Museum and the board of Emergent, a nonprofit intermediary to help stop deforestation in tropical forest nations. He received a BA from Cornell University and a JD from the Georgetown Law School. We believe Mr. Knight should serve as a director of the Company because of his considerable experience in finance and business to his position as Chairman of the Compensation Committee, Chairman of the Audit Committee (upon the conclusion of the 2025 annual meeting of stockholders) and to the Board, as well as his expertise and skill in building new ventures into leading global firms.

Gary Rubin - Director

Gary Rubin was appointed to serve on our Board of Directors October 2017. Mr. Rubin is a Certified Public Accountant, serves as a Managing Member of Masters Research Partners, LLC, an investment fund of hedge funds that he co-founded in October 2000. Mr. Rubin began his career with Deloitte & Touche and later served as Managing Partner at Schissel, Rubin & Lehman, a New York-based certified public accounting firm. He has been involved in the investment business, including hedge funds, private equity, and investment banking, for more than 20 years. Mr. Rubin is active in numerous charities as well as his family’s foundation and presently serves on the board of Boca Raton Regional Hospital Foundation. He also sits on the finance committee of the Levitz Jewish Community Center. He graduated with a BS cum laude from the State University of New York at Buffalo. We believe Mr. Rubin should serve as a director of the Company because of his financial expertise and organizational skills to his position as Chairman of the Nominating and Governance Committee and to the Board.

Roby Joyce, MD - Director

Roby P. Joyce was appointed to serve on our Board of Directors on September 14, 2023. He is board-certified in anatomic and clinical pathology by the College of American Pathologists and is a Diplomat in the American Board of Pathology. He is also board-certified in neurology by the American Academy of Neurology and is a Diplomat in the American Board of Psychiatry and Neurology. Dr. Joyce founded Village Oaks in 2008. He is Medical Director and Laboratory Director of Precision Pathology Laboratory Services (“PPLS”) and owner of Village Oaks, the medical professional association whose pathologists provide pathology interpretation services to PPLS. In addition to his role at Village Oaks, he has served in various capacities at Northeast Methodist Hospital in San Antonio, including Chairman of the Board of Trustees and Chief of Staff of the Methodist Healthcare System. Throughout a career in pathology that spans more than 40 years, he has been a highly regarded speaker at medical and scientific conferences, has served in leadership roles on dozens of professional organizations and committees, and has served as lead or co-author of numerous scientific articles. Dr. Joyce received his medical degree from Louisiana State University, where he also received a BS in zoology. He performed his internship at Fitzsimons Army Medical Center in Denver, his residency in neurology at the Letterman Army Medical Center at the University of California Moffett Hospital in San Francisco, and his residency in pathology at Brooke Army Medical Center in San Antonio. We believe Dr. Joyce should serve as a director of the Company because of his extensive experience as a clinical pathologist, his substantial professional relationships with physician practices and hospital systems and his business acumen in the creation and operation of a successful pathology laboratory that developed CyPath® Lung as an LDT.

Jamie Platt, PhD - Director

Jamie Platt was appointed to our Board of Directors in December 2023. Dr. Platt has 20 years of progressive leadership in genomics and molecular diagnostics, guiding teams in developing, validating, and commercializing more than 40 innovative, high-complexity molecular tests for U.S. and global firms, both LDTs and in-vitro diagnostic tests (“IVDs”). Since April 2023, she has served as Managing Director and Chief Executive Officer at Pictor Ltd., an in-vitro diagnostics company using a proprietary enzyme-linked immunosorbent assay platform to test complex and infectious diseases, and since January 2021, has served as a member of its board of directors. From August 2021 until April 2023, Dr. Platt served as Chief Operations Officer at Personal Genome Diagnostics, a company dedicated to advancing precision oncology acquired by Laboratory Corporation of America Holdings. Since May 2015, Dr. Platt has served as President and Chief Executive Officer of BRIDGenomics, a private consulting and contract commercialization firm she founded in 2015 to provide molecular and genomic-based strategies to clients. Dr. Platt has served since March 2021 as a member of the board of directors of DxTerity Diagnostics Inc., a company pioneering the use of RNA-based immune system profiling to better understand the root causes of immune mediated conditions. From February 2017 until January 2021, Dr. Platt served as Chief Operations Officer of Inivata Limited, a company applying pioneering liquid biopsy technology acquired by NeoGenomics Laboratories, Inc. Dr. Platt earned her PhD in molecular and cellular biology from Oregon State University and completed post-doctoral studies at the University of California, Berkeley. Dr. Platt is an industry-recognized peer educator and speaker, holds multiple U.S. and international patents and has authored numerous peer-reviewed publications. We believe Dr. Platt should serve as a director of the Company because of her scientific background, her start-up company experience, her prior leadership and laboratory experience, her involvement in transforming research organizations into successful commercial entities and her experience expanding product market share in the diagnostics market.

Family Relationships

Maria Zannes is the sister of Timothy P. Zannes, J.D., the Company’s Executive Vice President, Secretary, and General Counsel. Other than the sibling relationship between Maria Zannes and Timothy Zannes, there are no other family relationships among any of the Company’s director nominees or executive officers.

Code of Ethics and Business Conduct

The Company has adopted a Code of Ethics and Business Conduct (“Code of Ethics”) applicable to all of the Company’s directors, officers, and employees. If we amend or grant any waiver of a provision of our Code of Ethics that applies to our directors or executive officers, we will publicly disclose such amendment or waiver on our website and as required by applicable law. A copy of the Code of Ethics is available on the Investor Relations section of the Company’s website at ir.bioaffinitytech.com and can be accessed through the “Governance Documents” hyperlink under the “Governance” tab. The information on the website is not and should not be considered part of this Amendment and is not incorporated by reference in this Amendment.

Board Committees

The Board directs and oversees the management of the Company’s business and affairs and has three standing committees, consisting of the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. Each committee operates under a Board-approved charter, a copy of which is available on the Investor Relations section of the Company’s website at ir.bioaffinitytech.com and can be accessed through the “Governance Documents” hyperlink under the “Governance” tab.

Audit Committee

The Audit Committee currently consists of Stuart Diamond (Chairman), Robert Anderson, and Gary Rubin, all of whom have been deemed independent by the Board in accordance with the requirements of Rule 10A-3 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and applicable Nasdaq Rules. Upon conclusion of the 2025 annual meeting stockholders, the Audit Committee will consist of Peter Knight (Chairman), Gary Rubin and Robert Anderson. The Board has also determined that Peter Knight and Gary Rubin are “Audit Committee financial experts” as defined in Item 407(d)(5)(ii) of Regulation S-K. All current and proposed members of the Audit Committee are financially literate, as determined by the Board, and can read and understand fundamental financial statements, including the Company’s balance sheet, income statement, and cash flow statement.

The responsibilities and duties of the Audit Committee are set forth in its charter and include assisting the Board in overseeing the following:

●	selecting, retaining, compensating, overseeing, and determining the retention of an independent registered public accounting firm to audit the Company’s annual financial statements, books, records, accounts, and internal controls over financial reporting and any other registered public accounting firm engaged to prepare or issue an audit report or to perform other audit, review, or attest services for the Company;

●	reviewing and discussing the results of a report prepared by the Company’s independent auditors concerning the accounting firm’s internal quality-control procedures; any material issues raised by the most recent internal quality-control review, peer review, or review by the Public Company Accounting Oversight Board (the “PCAOB”), and all relationships between the firm and the Company or any of its subsidiaries;

●	reviewing and discussing with the Company’s independent auditors the responsibilities of the auditors under generally accepted auditing standards; any significant risks identified during the auditors’ risk-assessment procedures; the scope, timing and results of the Company’s annual audit; and all critical accounting policies and practices to be used in the audit;

●	reviewing, approving, and overseeing any transaction between the Company and any related person (as defined in Item 404 of Regulation S-K) on an ongoing basis; informing the Company’s independent auditors of the Company’s significant relationships and related-party transactions; and reviewing and discussing with the Company’s independent auditors the auditors’ evaluation of the Company’s identification of, accounting for, and disclosure of its related-party relationships and transactions;

●	recommending to the Board that the audited financial statements be included in the Company’s annual report on Form 10-K and producing the Audit Committee Report required to be included in our proxy statement;

●	establishing the Company’s hiring policies for employees or former employees of the Company’s independent auditors that participated in any capacity in any Company audit;

●	monitoring the Company’s compliance with, investigating any alleged breach of, and enforcing the Company’s Code of Business Conduct and Ethics;

●	reviewing and discussing the Company’s policies regarding information technology security and protection from cyber risks;

●	reviewing with the Company’s general counsel and outside legal counsel any legal and regulatory matters that could impact the Company’s financial statements; and

●	reporting regularly to the Board on the Audit Committee’s discussion and actions, including any significant issues or concerns that arise at the Audit Committee meetings.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee consists of Gary Rubin (Chairman), Peter Knight, and Robert Anderson, each of whom has been deemed independent by the Board in accordance with the applicable Nasdaq Rules. The Nominating and Corporate Governance Committee is primarily responsible for identifying qualified candidates for nomination to the Board and for developing and maintaining the Company’s corporate governance policies.

The responsibilities and duties of the Nominating and Corporate Governance Committee are set forth in its charter and include the following:

●	identifying and screening individuals qualified to become members of the Board, consistent with Board-approved criteria;

●	making recommendations to the Board concerning the selection and approval of director-nominees to be submitted to a stockholder vote at the Annual Meeting, subject to the Board’s approval;

●	developing and recommending for the Board’s approval standards for assessing whether a director has a relationship with the Company that would impair director independence; and

●	reporting regularly to the Board regarding the Nominating and Corporate Governance Committee’s actions and making recommendations to the Board as appropriate.

Compensation Committee

The Compensation Committee currently consists of Peter Knight (Chairman), Stuart Diamond, and Jamie Platt, but upon conclusion of the 2025 annual meeting of stockholders the Compensation Committee will consist of Peter Knight (Chairman) and Jamie Platt. The Board has determined that each current and proposed Compensation Committee member is independent according to the applicable Nasdaq Rules and the Company’s independence guidelines.

The responsibilities and duties of the Compensation Committee are set forth in its charter and include the following:

●	reviewing and approving annually the corporate goals and objectives applicable to the CEO’s compensation, evaluating the CEO’s performance in light of those goals and objectives, and determining and approving the CEO’s compensation level based on the Compensation Committee’s evaluation;

●	reviewing and approving the compensation of all of the Company’s other executive officers;

●	assessing, making recommendations to the Board regarding, and administering the Company’s incentive-compensation plans and equity-based plans, including designating the recipients, amounts, and terms and conditions applicable to the awards to be granted under each plan;

●	reviewing and discussing at least annually the relationship between compensation and risk-management policies and practices;

●	reviewing at least annually all director compensation and benefits for service on the Board and Board committees and recommending any changes to the Board as necessary; and

●	reporting regularly to the Board regarding the Compensation Committee’s actions and making recommendations to the Board as appropriate.

Insider Trading Policy

The Company has adopted an amended and restated insider trading (the “Trading Policy”) that is designed to promote compliance with federal securities laws, rules and regulations, as well as the rules and regulations of the Nasdaq Stock Market. The Trading Policy provides our standards on trading and causing the trading of our securities while in possession of confidential information. It prohibits trading in certain circumstances and applies to us and all of our directors, officers and employees who have access to material nonpublic information (“MNPI”) about the Company and from giving MNPI to others who may trade on the basis of such information. Under the policy, Timothy Zannes, the Company’s Executive Vice President, Secretary, and General Counsel, is designated as the Company’s Insider Trading Compliance Officer (the “Compliance Officer”). Prior to engaging in transfers of Company securities intended to comply with the affirmative defense provided under Rule 10b5-1 promulgated under the Exchange Act, employees, officers, and directors must receive the Compliance Officer’s approval. The Trading Policy is annexed as an exhibit to this Amendment.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act and the regulations promulgated thereunder require our executive officers, directors and persons who beneficially own more than 10% of our common stock to file forms with the SEC to report their ownership of the Company’s shares and any changes in ownership. We have reviewed all forms filed electronically with the SEC during, and with respect to, fiscal 2024. Based on that review and written information given to us by all of our directors and executive officers, we believe that all of our directors, executive officers and holders of more than 10% of our stock filed on a timely basis all reports that they were required to file under Section 16(a) during fiscal 2024 or fiscal 2023 other than as previously disclosed or as follows: a Form 4 filed by Mohsin Meghji on January 24, 2024 reporting one transaction, a Form 4 filed by each of Steven Girgenti and Robert Anderson on March 29, 2024, each reporting one transaction; and a Form 4 filed by each of Maria Zannes, Steven Girgenti and Timothy Zannes on April 24, 2024, each reporting two transactions.

Item 11. Executive Compensation.

We are an “emerging growth company” and a “smaller reporting company” under applicable federal securities laws and therefore permitted to take advantage of certain reduced public company reporting requirements. As such, we provide in this Amendment the scaled disclosure permitted under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, including the compensation disclosures required of a “smaller reporting company,” as that term is defined in Rule 12b-2 promulgated under the Exchange Act.

The Company’s executive officers named in the Summary Compensation Table below are referred to herein as the “named executive officers” or “NEOs”. These named executive officers are:

●	Maria Zannes, J.D. - President, Chief Executive Officer, and Director

●	J. Michael Edwards - Chief Financial Officer (beginning November 5, 2024); Interim Chief Financial Officer (September 16, 2024 through October 31, 2024)

●	Steven Girgenti - Executive Chairman and Director

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our named executive officers for all services rendered in all capacities to us and our subsidiaries during the fiscal years noted below:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Maria Zannes	2024	291,666	—	149,998	—	30,000	5,491	477,155
President and CEO (4)	2023	261,671	37,500	124,996	—	—	—	424,168

J. Michael Edwards	2024	50,000	50,000	134,000	—	5,000	34,213	273,213
Chief Financial Officer (5)

Steven Girgenti	2024	95,000	—	191,249		12,000	8,430	306,679
Executive Chairman (6)	2023	95,000	—	134,995	—	—	—	248,745

(1)	Amounts do not reflect compensation actually received by the NEO. Instead, the amounts represent aggregate grant date fair value of the restricted stock award computed in accordance with ASC 718, Stock Compensation. The valuation assumptions used in determining such amounts are consistent with those described in Note 11 of the Company’s Consolidated Financial Statements, included in the Original Filing.

(2)	Represents annual performance-based cash bonuses which have been earned with respect to that fiscal year’s performance that will be paid in fiscal 2025 despite that they were accrued in fiscal 2024. All incentive cash bonus awards issued in 2024 to our named executive officers were issued pursuant to the Company’s Management Incentive Bonus Plan (the “Bonus Plan”).
(3)	The amounts in the “All Other Compensation” column for the year ended December 31, 2024 includes the following compensation items: (i) for Ms. Zannes, $5,491 in reimbursements of payroll tax obligations related to restricted stock grants; (ii) for Mr. Edwards, is comprised of (a) $31,438 of consulting fees paid to Mr. Edwards during 2024 and (b) $2,775 in reimbursements of payroll tax obligations related to restricted stock grants; (iii) for Mr. Girgenti, $8,430 in reimbursements of payroll tax obligations related to restricted stock grants.
(4)	Salary is comprised of (i) $266,666 of salary, of which $6,666 is accrued and to be paid in fiscal 2025, and (ii) $25,000 for services to the Company as a director. Stock awards include (i) $37,500 for an annual bonus, and (ii) $112,498 for services to the Company as a director.
(5)	Mr. Edwards served as the Interim Chief Financial Officer of the Company from September 16, 2024 through October 31, 2024 and began serving as Chief Financial Officer of the Company, effective November 5, 2024.
(6)	Includes for 2024 the following amounts received by Mr. Girgenti for his service to the Company as a director: (i) in the Salary column — $35,000, and (ii) in the Stock Awards column — $148,377.

Narrative Disclosure to Summary Compensation Table

Base Salaries

The Company uses base salaries to recognize the experience, skills, knowledge, and responsibilities required of all its employees, including the NEOs. Base salaries are reviewed annually and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance, and experience. For 2024, the annual base salaries of the Company’s NEOs were:

●	For Ms. Zannes: $260,000 through October 31, 2024 and $300,000 commencing November 1, 2024 (which amounts do not include $25,000 in fees paid to Ms. Zannes for her service as a director in 2024);

●	For Mr. Edwards: $300,000(1); and

●	For Mr. Girgenti: $120,000 (which amount does not include $35,000 in fees paid to Mr. Girgenti for his service as a director in 2024).

(1)	Mr. Edwards’ employment agreement provides that he will receive an annual base salary of $300,000. Mr. Edwards was employed pursuant to such agreement as of November 5, 2024, accordingly, he received a pro-rated portion of such salary in 2024. In addition, he served as a consultant to Company from September 16, 2024 through October 31, 2024 for which he was paid consulting fees of $31,438.

Bonuses

On January 26, 2024, the Compensation Committee adopted the bioAffinity Technologies, Inc. Management Incentive Bonus Plan. The purpose of the Bonus Plan is to align officers’ and other employees’ efforts with the strategic goals of the Company through competitive annual incentive opportunities. The Bonus Plan is administered by the Compensation Committee. The Compensation Committee has the power to grant awards under the Bonus Plan, determine the amount of cash and/or equity to be paid pursuant to each award and the terms and conditions of each award. Awards may provide for payment in installments, or upon the satisfaction of qualitative performance standards or quantitative performance standards, on an individual, divisional, or company-wide basis, as determined by the Compensation Committee. Equity awards will be issued in accordance with, and pursuant to, any equity-related incentive plan maintained by the Company.

Each participant in the Bonus Plan will be entitled to receive payment of the award for a plan year only after certification by the Compensation Committee that the targets associated with such award have been satisfied. Final payments with respect to awards will vary based on the level of achievement measured against the pre-determined performance measures. Except as may be approved by the Compensation Committee, each participant must be employed full-time on the date of payment, and not under a notice of termination, to receive the amount earned under the award. Except as otherwise provided by the Compensation Committee, awards will be paid on or before March 15 following the end of the plan year in which payment under the award is earned. The Compensation Committee will have the discretion to reduce or eliminate the amount otherwise payable to a participant if it determines that such a reduction or elimination is in the best interests of the Company.

The annual bonus awards for fiscal 2024 under the Bonus Plan for all of our named executive officers were based on the following performance measures: (i) securing adequate financing with a performance weighting of 25%, (ii) generating sales and profit from Precision Pathology Laboratory Services with a performance weighting of 45%, (iii) advancing a collaborative relationship with the Department of Defense with a performance weighting of 25%; and (iv) timely SEC filings with a performance weighting of 5%.

For 2024, our Compensation Committee set award levels for each of named executive officers as percentages of their base salaries as shown in the following table:

Participant	Base Salary		Target %	Max. Payout of Base Salary
Maria Zannes	$300,000	(1)	20%	30%
J. Michael Edwards	$50,000	(2)	20%	30%
Steven Girgenti	$120,000		20%	30%

(1) Bonus metric for Ms. Zannes was updated to be based on amended salary.

(2) Pro-rated for his time employed.

On January 10, 2025, the Compensation Committee met to determine and certify the extent to which the fiscal 2024 performance measures under the Bonus Plan were achieved. For 2024, the Compensation Committee determined that each of the performance measures were achieved at the target level. Accordingly, based on the formula previously adopted, the Compensation Committee approved bonuses for each of Maria Zannes. Xavier Reveles and Steven Girgenti for calendar year 2024 of $60,000, $35,000 and $24,000, respectively to be paid 50% in cash and 50% in shares of restricted stock. The cash bonuses have not been paid out as the date of the filing. The number of shares of restricted stock issued were determined by dividing the cash value of 50% of each executive’s bonus by the closing price of the Company’s common stock on January 10, 2025. The restricted stock awards granted on January 10, 2025, are not included in the Summary Compensation Table for 2024 and will appear in the Summary Compensation Table for 2025.

Retirement Plans

The Company established a defined contribution plan for all employees aged 21 and older who have completed one month of service for payrolls after April 1, 2022. The Company does not currently make a matching contribution.

Employee Benefits

The Company’s NEOs are eligible to participate in employee benefit plans and programs, including medical and dental benefit plans.

Employment Agreements

The following discussion contains a summary of the terms of the NEOs employment agreements currently in effect.

Zannes Employment Agreement. The Company entered into an employment agreement with Ms. Zannes on February 1, 2015, which sets forth the terms and conditions of her employment (the “Zannes Agreement”). Pursuant to the Zannes Agreement, Ms. Zannes serves as the Company’s Chief Executive Officer and was entitled to an annual base salary of $220,000. On July 26, 2023, the Company and Ms. Zannes entered into an amendment to the Zannes Agreement to provide for the payment of an annual base salary of $260,000 effective August 1, 2023 and on January 10, 2025, the Company and Ms. Zannes entered into an amendment to the Zannes Agreement to increase her annual salary to $300,000, effective as of November 1, 2024. The Zannes Agreement may be terminated by either party at any time, provided that Ms. Zannes is required to give the Company at least 90 days’ advance notice of termination.

In the event the Company terminates Ms. Zannes’ employment without “Cause” (as defined in the Zannes Agreement) she is entitled to receive the following payments and benefits, in addition to any accrued obligations: (i) an amount of cash equal to the sum of 12 months of her then-current annual base salary, payable in the form of salary continuation in regular installments, in accordance with our normal payroll practices, over a period of 12 months from the termination date, and (ii) reimbursement for her healthcare insurance premiums for a period of up to 12 months.

Edwards Consulting Agreement and Employment Agreement. On August 21, 2024, the Company entered into a consulting agreement with Mr. Edwards, which provided for Mr. Edwards to serve as the Company’s Interim Chief Financial Officer reporting to the Company’s Chief Executive Officer for a monthly salary of $10,000 plus expenses. On October 9, 2024, the Company and Mr. Edwards entered into an employment agreement (the “Edwards Employment Agreement”) pursuant to which Mr. Edwards, effective as of November 5, 2024, began serving as the Company’s Chief Financial Officer. The Edwards Employment Agreement provides for an annual base salary of $300,000. The initial term of Mr. Edwards’ employment is one year, commencing November 5, 2024, which shall be automatically renewed for successive one (1) year periods thereafter, unless his employment is terminated in accordance with the terms of the Edwards Employment Agreement. Mr. Edwards received a one-time signing bonus, comprised of both cash and equity. The cash portion of the signing bonus was $50,000 and the equity portion of the signing bonus was a grant of a restricted stock award of 100,000 shares of Common Stock, which vested 25% on November 5, 2024 and vests 25% on each of the first, second and third anniversary of such date. In addition, Mr. Edwards is eligible to receive cash and equity bonus awards at the discretion of the Company’s compensation committee and to participate in the Company’s benefit plans made available by the Company to similarly situated employees.

In the event the Company terminates Mr. Edwards’ employment without “Cause” (as defined in the Edwards Employment Agreement) he is entitled to receive the following payments and benefits, in addition to any accrued obligations: (i) an amount of cash equal to the sum of 12 months of his then-current annual base salary, payable in the form of salary continuation in regular installments, in accordance with our normal payroll practices, over a period of 12 months from the termination date, and (ii) reimbursement for his healthcare insurance premiums for a period of up to 12 months. Upon a change of control or termination of Mr. Edwards’ employment without “Cause,” any outstanding and unvested portion of the restricted stock award granted to Mr. Edwards as part of his signing bonus will immediately vest.

Girgenti Employment Agreement. The Company entered into an employment agreement with Mr. Girgenti on January 1, 2020, which sets forth the terms and conditions of his employment (the “Girgenti Agreement”). Pursuant to the Girgenti Agreement, Mr. Girgenti serves as the Company’s Executive Chairman and is entitled to an annual base salary of $120,000, one-half of which is paid in cash and one-half of which is paid in the form of restricted stock grants. The cash portion of his compensation is deferred and credited to an unfunded bookkeeping account established on his behalf and is payable to Mr. Girgenti on the earlier of: (i) a Change in Control of the Company (as defined in the Girgenti Agreement); (ii) his termination as Chairman of the Board; (iii) the termination of his employment without Cause (as defined in the Girgenti Agreement); (iv) his death; or (v) the third anniversary of the payroll date when such compensation would have been paid but for the deferral. The Girgenti Agreement may be terminated by either party at any time, provided that Mr. Girgenti is required to give the Company at least 30 days’ advance notice of termination.

In the event the Company terminates Mr. Girgenti’s employment without “Cause” or Mr. Girgenti terminates his employment for “Good Reason” (as defined in the Girgenti Agreement) he is entitled to receive the following payments and benefits, in addition to any accrued obligations: (i) all deferred payments of his cash compensation, and (ii) the immediate vesting of any unvested shares of restricted stock granted to him under the Girgenti Agreement. In the event the Company terminates Mr. Girgenti’s employment for “Cause,” Mr. Girgenti will not be entitled to any of his deferred cash compensation or vesting of his restricted stock.

Clawback Policy

The Board has adopted a clawback policy which requires the clawback of erroneously awarded incentive-based compensation of past or current executive officers awarded during the three full fiscal years preceding the date on which the issuer is required to prepare an accounting restatement due to the material noncompliance of the Company with any financial reporting requirement under the federal securities laws. There is no fault or misconduct required to trigger a clawback.

The Compensation Committee shall determine, in its sole discretion, the timing and method for promptly recouping such erroneously awarded compensation, which may include without limitation: (a) seeking reimbursement of all or part of any cash or equity-based award, (b) cancelling prior cash or equity-based awards, whether vested or unvested or paid or unpaid, (c) cancelling or offsetting against any planned future cash or equity-based awards, (d) forfeiture of deferred compensation, subject to compliance with Section 409A of the Internal Revenue Code and the regulations promulgated thereunder, and (e) any other method authorized by applicable law or contract. Subject to compliance with any applicable law, the Compensation Committee may affect recovery under this policy from any amount otherwise payable to the executive officer, including amounts payable to such individual under any otherwise applicable Company plan or program, including base salary, bonuses or commissions and compensation previously deferred by the executive officer.

Equity Compensation Policy and Practices

While we do not have a formal written policy in place with regard to the timing of awards of options in relation to the disclosure of material nonpublic information, the Compensation Committee does not seek to time equity grants to take advantage of information, either positive or negative, about our company that has not been publicly disclosed. It has been our practice to grant equity awards to our officers and directors upon their appointment. We intend to issue equity grants to our officers and directors at the same time each year. It is our policy to grant our executive officers annual equity awards of restricted stock in the first quarter of each year and to grant our directors annual equity awards of restricted stock on July 1 of each year. Option grants, if any, are effective on the date the award determination is made by the Compensation Committee, and the exercise price of options is the closing market price of our Common Stock on the business day of the grant or, if the grant is made on a weekend or holiday, on the prior business day.

During the fiscal year ended December 31, 2024, we did not award any options to a named executive officer, and we did not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Outstanding Equity Awards at December 31, 2024

The table below summarizes the outstanding equity awards awarded to the Company’s NEOs during the fiscal year ended December 31, 2024.

		Option Awards				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Units of Stock That Have Not Vested ($)
Maria Zannes	7/27/2015	3,571	—	4.20	7/26/2025	—	—
	7/25/2016	3,571	—	7.00	7/24/2026	—	—
	4/24/2027	3,571	—	7.00	4/23/2027	—	—
	5/7/2018	7,142	—	7.70	5/6/2028	—	—
	2/25/2019	2,857	—	7.70	2/24/2029	—	—
	7/26/2019	7,142	—	7.70	7/25/2029	—	—
	2/5/2020	7,142	—	7.70	2/4/2030	—	—
	7/27/2020	7,142	—	7.70	7/26/2030
	7/26/2021	7,142	—	7.70	7/26/2031	—	—
	12/16/2031	7,142	—	4.20	12/15/2031	—	—
	1/31/2024	—	—	—	—	1,995	1,815
	7/1/2024	—	—	—	—	19,709	17,935

J. Michael Edwards	11/5/2024	—	—	—	—	75,000	68,250

Steven Girgenti	7/27/2015	3,571	—	4.20	7/26/2025
	7/25/2016	3,571	—	7.00	7/24/2026
	4/24/2017	3,571	—	7.00	4/23/2027
	5/7/2018	7,142	—	7.70	5/6/2028
	7/26/2019	7,142	—	7.70	7/25/2029
	7/27/2020	7,142	—	7.70	7/26/2030
	12/16/2021	7,142	—	4.20	12/15/2031
	8/9/2023	—	—	—	—	26,315	23,947
	1/31/2024	—	—	—	—	998	908
	2/16/2024	—	—	—	—	39,474	35,921
	7/1/2024	—	—	—	—	19,709	17,935

(1)	The following table shows the vesting schedule for restricted stock awards in this column vest:

Name	Grant Date	Vesting Schedule
M. Zannes	1/31/2024	Vests in equal monthly installments over the 12 months following the date of grant
	7/1/2024	Vests in equal monthly installments over the 12 months following the date of grant

J. M. Edwards	11/5/2024	Vests in equal annual installments over the 3 years following the date of grant
S. Girgenti	8/9/2023	Vests on third anniversary of the grant date, August 9, 2026
	1/31/2024	Vests in equal monthly installments over the 12 months following the date of grant
	2/16/2024	Vests on third anniversary of the grant date, February 16, 2027
	7/1/2024	Vests in equal monthly installments over the 12 months following the date of grant

(2)	Calculated by multiplying the closing price per share of the Company’s common stock on December 31, 2024, $0.91 by the number of shares.

Director Compensation

2024 Director Compensation Program

Our 2024 director compensation program included the following components:

●	an annual cash retainer of $25,000 (payable in four quarterly installments of $6,250);

●	an additional annual cash retainer of $10,000 for the Chairman of the Board (payable in four quarterly installments of $2,500);

●	an additional annual cash retainer of $5,000 for the Audit Committee Chair (payable in four quarterly installments of $1,250);

●	an additional annual cash retainer of $2,500 for the Compensation Committee Chair (payable in four quarterly installments of $625);

●	an additional annual cash retainer of $2,500 for the Nominating and Governance Committee Chair (payable in four quarterly installments of $625); and

●	an annual equity grant of restricted stock with a grant date value of approximately $75,000 that vests pro rata on a monthly basis for 12 months.

The table below summarizes the compensation paid to the Company’s non-NEO directors who served on the Board during the fiscal year ended December 31, 2024.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Other Compensation ($)	Total ($)
Robert Anderson	25,000	112,498	—	137,498
Stuart Diamond	30,000	112,498	—	142,498
Peter Knight	27,500	112,498	—	139,998
Gary Rubin	27,500	112,498	—	139,998
Roby Joyce	25,000	112,498	474,407	611,905
Jamie Platt	26,875	112,498	—	139,373

(1)	Amounts do not reflect compensation actually received by the directors. Instead, the amounts represent aggregate grant date fair value of the restricted stock award computed in accordance with ASC 718, Stock Compensation. The valuation assumptions used in determining such amounts are consistent with those described in Note 11 of the Company’s Consolidated Financial Statements, included in the Original Filing. As of December 31, 2024, the aggregate number of outstanding options, all of which are currently exercisable, held by each individual who served as a non-NEO director during 2024 was as follows: Robert Anderson – 39,281; Stuart Diamond – 7,142; Peter Knight – 28,568; Gary Rubin – 32,139; Roby Joyce – 0; and Jamie Platt – 0. As of December 31, 2024, the aggregate number of unvested shares of restricted stock held by each non-NEO director was 8,449.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of shares of the Company’s Common Stock as of April 28, 2025, by (i) each person known to the Company to beneficially own more than 5% of any class of the Company’s outstanding voting securities, (ii) each director and nominee for director, (iii) each of our named executive officers, and (iv) all of the Company’s directors and executive officers as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days. In computing the number of shares beneficially owned by a person or entity and the percentage ownership of that person or entity in the table below, all shares subject to options and warrants were deemed outstanding if such securities are currently exercisable or will vest within 60 days of April 28, 2025. These shares were not deemed outstanding, however, for the purpose of computing the percentage ownership of any other person or entity.

The percentage of beneficial ownership of the Company’s Common Stock is based on 18,246,331 shares of Common Stock outstanding as of April 28, 2025.

Unless otherwise indicated, the Company believes that each person named in the table below has sole voting and investment power with respect to all shares of Common Stock beneficially owned by such person.

Name and Address(1)	Number of Shares of Common Stock	Percent of Class
Directors and Executive Officers:
Maria Zannes(2)	440,249	2.39%
James Michael Edwards(3)	134,787	*
Steven Girgenti(4)	1,806,080	9.52%
Robert Anderson(5)	223,215	1.22%
Stuart Diamond(6)	126,228	*
Jamie Platt(7)	54,748	*
Peter Knight(8)	186,022	1.02%
Gary Rubin(9)	1,369,849	7.23%
Roby Joyce(10)	669,744	3.67%

All Directors and Current Executive Officers as a Group (11 Individuals):	5,120,422	25.56%

*	Ownership of less than 1%.

(1)	Unless otherwise indicated, the address for each person is c/o bioAffinity Technologies, Inc., 3300 Nacogdoches Road, Suite 216, San Antonio, Texas 78217.

(2)	Includes (i) 280,259 shares of Common Stock owned by Ms. Zannes, including 42,128 shares of unvested restricted stock as to which Ms. Zannes has the right to vote, but not to dispose; (ii) 56,422 shares of Common Stock issuable upon the exercise of stock options that are currently exercisable; and (iii) 103,568 shares of Common Stock issuable upon the exercise of warrants that are currently exercisable.

(3)	Includes (i) 120,128 shares of Common Stock owned by Mr. Edwards, including 80,143 shares of Common Stock issued to Mr. Edwards as restricted stock; and (ii) an aggregate of 14,658 shares of Common Stock issuable upon exercise warrants that are currently exercisable.

(4)	Includes (i) 1,079,963 shares of Common Stock owned by Mr. Girgenti, including 89,398 shares of Common Stock issued to Mr. Girgenti as restricted stock; (ii) 8,955 shares of Common Stock owned directly by the Cranye Girgenti Testamentary Trust, for which Mr. Girgenti serves as trustee; (iii) an aggregate of 669,549 shares of Common Stock issuable upon exercise of warrants owned by Mr. Girgenti; (iv) 8,332 shares of Common Stock issuable upon exercise of warrants owned by the Cranye Testamentary Trust, for which Mr. Girgenti serves as trustee; and (v) 39,281 shares of Common Stock issuable upon exercise of options held by Mr. Girgenti that are immediately exercisable. As the trustee of the Cranye Girgenti Testamentary Trust, Mr. Girgenti has sole voting and dispositive power over the shares beneficially owned by the Cranye Girgenti Testamentary Trust.

(5)	Includes (i) 163,936 shares of Common Stock owned by Mr. Anderson, including 11,264 shares of unvested restricted stock as to which Mr. Anderson has the right to vote , but not to dispose; (ii) 39,281 shares of Common Stock issuable upon exercise of options that are currently exercisable; and (iv) 19,998 shares of Common Stock issuable upon exercise of warrants that are currently exercisable.

(6)	Includes (i) 99,088 shares of Common Stock owned by Mr. Diamond, including 11,264 shares of unvested restricted stock as to which Mr. Diamond has the right to vote, but not to dispose; (ii) 7,142 shares of Common Stock issuable upon exercise of options that are currently exercisable; and (iii) 19,998 shares of Common Stock issuable upon exercise of warrants that are currently exercisable.

(7)	Includes 54,748 shares of Common Stock issued to Dr. Platt as restricted stock, including 11,264 shares of unvested restricted stock as to which Dr. Platt has the right to vote, but not to dispose.

(8)	Includes (i) 117,455 shares of Common Stock owned by Mr. Knight, including 11,264 shares of unvested restricted stock as to which Mr. Knight has the right to vote, but not to dispose; (ii) 28,568 shares of Common Stock issuable upon exercise of options that are currently exercisable; and (iii) 39,999 shares of Common Stock issuable upon exercise of warrants that are currently exercisable.

(9)	Includes (i) 146,597 shares of Common Stock owned by Mr. Rubin, including 11,264 shares of unvested restricted stock as to which Mr. Rubin has the right to vote, but not to dispose; (ii) 32,139 shares of Common Stock issuable upon exercise of options held by Mr. Rubin that are currently exercisable; (iii) 17,137 shares of Common Stock issuable upon exercise of warrants held by Mr. Rubin that are currently exercisable; (iv) 522,606 shares of Common Stock owned by the Phyllis Sandler Revocable Trust; and (v) an aggregate of 651,370 shares of Common Stock issuable upon exercise of warrants owned by the Harvey Sandler Revocable Trust that are currently exercisable. Mr. Rubin serves as co-trustee of the Phyllis Sandler Revocable Trust and the Harvey Sandler Revocable Trust. As a co-trustee, Mr. Rubin has the sole power to vote and dispose of the shares beneficially owned by the Phyllis Sandler Revocable Trust and the Harvey Sandler Revocable Trust.

(10)

Includes (i) 66,615 shares of Common Stock owned by Dr. Joyce, including 11,264 shares of unvested restricted stock as to which Dr. Joyce has the right to vote, but not to dispose; (ii) 583,130 shares of Common Stock owned by the Joyce Living Trust; and (iii) an aggregate of 19,999 shares of Common Stock issuable upon exercise of warrants held by the Joyce Living Trust that are currently exercisable. Dr. Joyce is co-trustee of the Joyce Living Trust, together with his wife, Joyce M. Joyce, each of whom may act unilaterally with regard to voting and disposition power over the shares held by the Joyce Living Trust. The Joyce Living Trust has an address at 1092 Madeline Street, New Braunfels, Texas 78132.

For the information regarding our equity compensation plans, see PART II, Item 5 in the Original Filing, “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Director Independence

The Company’s Common Stock is listed on the Nasdaq Capital Market (“Nasdaq”). The Nasdaq Stock Market LLC Rules (the “Nasdaq Rules”) require that a majority of the Board be “independent directors,” as defined in Nasdaq Rule 5605(a)(2). The Nasdaq listing standards subject members of the Company’s Audit Committee and Compensation Committee to additional independence requirements. The Board has affirmatively determined that each of the Company’s current non-employee directors, which include Messrs. Robert Anderson, Stuart Diamond, Peter Knight and Gary Rubin, and Dr. Jamie Platt are independent directors under the Nasdaq Rules and listing standards, including with respect to each director’s committee service.

Related-Party Transactions

In addition to the compensation arrangements with directors and executive officers described under Part III, Item 11 “Executive Compensation” of this Amendment the following is a description of each transaction since January 1, 2023, and each currently proposed transaction in which:

●	the Company was or is to be a participant;

●	the amount involved exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at year- end for the last two completed fiscal years; and

●	any related person had or will have a direct or indirect material interest.

PPLS Acquisition of the Laboratory

On September 18, 2023, the Company’s wholly owned subsidiary, PPLS, consummated the acquisition of the laboratory assets of Village Oaks Pathology Services, P.A., d/b/a Precision Pathology Services, pursuant to the terms of the Asset Purchase Agreement with Village Oaks. As a result of the acquisition, the CAP-accredited, CLIA-certified clinical pathology laboratory is owned by PPLS. Dr. Roby Joyce was the Medical Director and Laboratory Director of the clinical pathology laboratory prior to the acquisition, and he continues to serve as Medical Director and Laboratory Director of PPLS after the acquisition. Founded in 2007 by Dr. Joyce, Village Oaks has provided pathology services to physicians practicing in a variety of outpatient settings. Since September 2021, Village Oaks, under the trade name Precision Pathology Services, had offered CyPath® Lung for sale as an LDT for the detection of early-stage lung cancer. In addition to CyPath® Lung, PPLS intends to continue to offer a range of laboratory services including respiratory testing for SARS-CoV-2 and influenza, anatomical pathology, morphological stains, histological services, DNA extractions, STI testing, and women’s and men’s health testing.

Pursuant to the terms of the Asset Purchase Agreement, PPLS acquired the laboratory assets, which included all of the assets owned by Village Oaks, other than medical assets, which are assets Village Oaks used in connection with its management and operation of a clinical pathology laboratory, now owned by PPLS, and related services business, and assumed certain liabilities and obligations. The laboratory is a clinical pathology laboratory that is CAP-accredited and CLIA-certified. Pursuant to the terms of the Asset Purchase Agreement, Village Oaks received $3,500,000 in consideration for the assets to be purchased by PPLS, of which $1,000,000 was paid by the issuance of 564,972 shares of our restricted Common Stock to the Joyce Trust, which share number was determined by dividing $1,000,000 by $1.77, the average of the trading day closing prices for the 30 days prior to September 15, 2023, rounded to the nearest whole share.

The Asset Purchase Agreement contains customary representations, warranties and covenants made by PPLS and Village Oaks and consummation of the transaction was subject to customary closing conditions, including, among other things, entry into the other ancillary agreements described below.

Pursuant to the Asset Purchase Agreement, PPLS assumed all liabilities and obligations under and obtained any and all rights, title and interest of Village Oaks in and to (i) the Assumed Leases under the Assumption Agreement; (ii) the Assumed Contracts under the Assumption Agreement; (iii) all accounts payable of Village Oaks as of September 18, 2023, that were incurred in the ordinary course of business consistent with past custom and practice; and (iv) the lease of the premises used in connection with operation of the CLIA-certified and CAP-accredited clinical pathology laboratory, pursuant to the Assignment and Assumption of Lease, which Assignment of Lease was consented to by the landlord of the leased premises. The monthly rent is currently $10,143.83 per month, and the term of the Lease is five years.

In connection with the Asset Purchase Agreement, PPLS entered into the Management Services Agreement with Village Oaks, pursuant to which PPLS will provide comprehensive management and administrative services to Village Oaks in connection with the operation of Village Oaks’ professional cytopathology, histopathology, clinical and anatomic pathology interpretation medical services practice. PPLS will provide space, equipment, administrative, management and clinical personnel, billing and collection, and related management services to Village Oaks in exchange for a management fee of 70% of the net revenues received by Village Oaks from the provision of the medical services. The Management Services Agreement has an initial term of 20 years and provides that upon expiration of the initial term, it will be automatically extended for two additional successive terms of five years each, unless either party delivers written notice of its intention not to extend the term of the agreement not less than 90 days prior to the expiration of the preceding term. The Management Services Agreement also provides that until the fifth anniversary of its effective date, Village Oaks will not, without the prior written approval of PPLS own, operate, or have any financial interest in any other person or entity that operates an independent laboratory or an enterprise within the United States that provides or promotes management or administrative services or any product or services substantially similar to those provided by PPLS.

In connection with the Asset Purchase Agreement, PPLS entered into the Succession Agreement, pursuant to which Dr. Joyce, as holder of 100% of the issued and outstanding stock of Village Oaks, and Village Oaks are restricted from disposing of their equity interests in Village Oaks, subject to certain exceptions, without the prior written consent of the Company and Village Oaks. The Succession Agreement further provides that the entire equity interest held by Dr. Joyce in Village Oaks will be automatically assigned and transferred to a successor who meets the Eligibility Requirements of a Designated Physician, as such terms are defined and described in the Succession Agreement, in the event of, among other things, the death, disability, retirement, or a court’s determination of incompetence of Dr. Joyce, as well as Dr. Joyce’s failure to satisfy the eligibility requirements of a Designated Physician, exclusion or disqualification from participation in the Medicare program, conviction of a felony or crime or moral turpitude, bankruptcy filing, or material breach of the Succession Agreement. In the event of the automatic transfer of Dr. Joyce’s equity interests in Village Oaks as provided in the Succession Agreement, such agreement provides that the board of directors of Village Oaks shall nominate a group of three candidates as the Designated Physician who satisfy the Eligibility Requirements. In the event the Company desires not to select any of such candidates, the Company shall select and appoint a successor Designated Physician from any other physicians that satisfy the Eligibility Requirements. Subject in all cases to the Management Services Agreement, Dr. Joyce shall not cause any voluntary interruption of the conduct of Village Oaks’ business and operations and shall use commercially reasonable efforts to preserve (or assist us in preserving) all rights, privileges, and franchises held by Village Oaks, including the maintenance of all contracts, copyrights, trademarks, licenses, and registrations.

In connection with the Asset Purchase Agreement, PPLS entered into the Professional Services Agreement with Village Oaks, pursuant to which Village Oaks will provide pathology interpretation services as requested on behalf of PPLS based on the professional fees approved for the CPT code for the services provided under the Medicare Physician Fee Schedule in the locality where the test is performed. The Professional Services Agreement has an initial term of 20 years and provides that upon expiration of the initial term, it will be automatically extended for successive terms of 12 months each, unless either party delivers written notice of its intention not to extend the term of the agreement not less than 30 days prior to the expiration of the preceding term.

In connection with the Asset Purchase Agreement, the Company entered into the Executive Employment Agreement with Dr. Joyce, for a term of three years, to serve as the Medical Director and Laboratory Director of PPLS at a base salary of $333,333.34 per year. Pursuant to the Joyce Employment Agreement, Dr. Joyce was also appointed to serve on our Board. Dr. Joyce will be eligible to participate in or receive benefits under our benefit plans generally made available to executives of similar status and responsibilities and will be provided use of a company car. In the event the Joyce Employment Agreement is terminated for any reason, including by Dr. Joyce upon 60 days’ notice, by us for cause or by reason of Dr. Joyce’s death, Dr. Joyce (or his estate as applicable) will receive his base salary for the remainder of the three-year employment term. However, the Joyce Employment Agreement provides that if Dr. Joyce breaches any of the restrictive covenants set forth in the Joyce Employment Agreement, including a covenant not to compete during his term of employment and a covenant not to knowingly disclose confidential information, such breach will be grounds for the immediate termination of Dr. Joyce and will result in the forfeiture of all compensation and benefits otherwise due to Dr. Joyce.

One of the Assumed Leases is the Hologic Equipment Lease, pursuant to which PPLS leases reagent equipment from Hologic and is required to purchase a minimum number of specified testing kits each year. The total monthly minimum purchase commitment PPLS is required to pay Hologic, inclusive of the lease of the reagent equipment, is $16,914 per month. The term of the Hologic Equipment Lease currently expires on December 20, 2027.

Another of the Assumed Leases is the Leica Equipment Lease, pursuant to which PPLS leases reagent equipment from Leica and is required to purchase a minimum number of specified testing kits. The total monthly minimum purchase commitment PPLS is required to pay to Leica, inclusive of the lease of the reagent equipment, is $19,790 per month. The term of the Leica Equipment Lease currently expires on March 23, 2026.

One of the Assumed Contracts is the License Agreement. Pursuant to the License Agreement, Pathology Watch granted a license to its digital imaging cloud-based pathology platform to facilitate remote interpretation and billing of pathology specimens by qualified professionals to PPLS for a monthly fee of $25,000. In connection with the License Agreement, Pathology Watch also provides certain support services and marketing vendor services to PPLS for the monthly fee of $38,000, for a total monthly fee paid by PPLS to Precision Watch of $63,000. The License Agreement is for an initial term of 12 months, unless terminated by either party upon 90 days’ notice, and provides that upon expiration of the initial term (or any renewal term), it will be automatically extended for successive 12-month terms, unless either party notifies the other party of its intention not to renew the License Agreement not less than 90 days prior to the expiration of the current term.

In connection with the Asset Purchase Agreement, Dr. Joyce, on behalf of Village Oaks, executed the Bill of Sale, pursuant to which all rights, title, and interest of Village Oaks in and to the permits listed on Exhibit A attached thereto, inclusive of the CLIA-certificate and CAP-accreditation, notwithstanding the transfer of the CLIA certificate by operation of law to PPLS upon consummation of the Acquisition, were confirmed to have been transferred and assigned to PPLS.

Amendment to Warrants

On September 17, 2023, Mr. Girgenti, the Cranye Girgenti Testamentary Trust, Gary Rubin, The Harvey Sandler Revocable Trust, a trust of which Mr. Rubin is a co-trustee, Ms. Zannes and Dr. Joyce consented to an amendment of the terms of the outstanding warrants that they own. Such warrants include (i) Tradeable Warrants to purchase 98,198, 39,182, and 39,182 shares of Common Stock owned by Mr. Girgenti, The Harvey Sandler Revocable Trust, and Ms. Zannes, respectively); (ii) Non-Tradeable Warrants to purchase 102,286, 40,813, and 40,813 shares of Common Stock owned by Mr. Girgenti, The Harvey Sandler Revocable Trust, and Ms. Zannes, respectively; and (iii) Pre-IPO Warrants to purchase 469,063, 8,332, 571,373, 23,571, 17,137, and 14,285 shares of Common Stock owned by Mr. Girgenti, the Cranye Girgenti Testamentary Trust, Mr. Rubin, The Harvey Sandler Revocable Trust, Ms. Zannes, and Dr. Joyce, respectively. The warrant amendment provided that such warrants will not be exercisable until the date that we filed a certificate of amendment to our certificate of incorporation with the State of Delaware which increased the number of shares of our authorized Common Stock to allow for sufficient authorized and unissued shares of Common Stock for the full exercise of all of the outstanding Pre-IPO Warrants, Tradeable Warrants and Non-Tradeable Warrants of the Company and the issuance of all of the shares of Common Stock underlying such warrants. On June 5, 2024, we filed an amendment to our certificate of incorporation to increase the number of shares of Common Stock authorized for issuance from 25,000,000 to 100,000,000, after receiving the approval of our stockholders of such certificate of amendment at our 2024 Annual Meeting of Stockholders. Upon the filing of the certificate of amendment, the aforementioned warrants became exercisable and the warrant amendment was rendered moot.

Timothy Zannes Compensation

Timothy Zannes, brother of Maria Zannes, our Chief Executive Officer, has been employed by the Company as General Counsel and Secretary since 2014. Mr. Zannes received (i) for the fiscal year ended December 31, 2023, a salary of $70,008 and a bonus of $21,000, which was paid on January 31, 2024, 50% in cash and 50% in shares of restricted stock; and (ii) for the fiscal year ended December 31, 2024, a salary of $80,000 and a bonus of $21,000. The number of shares of restricted stock issued as equity compensation for 2023 was determined by dividing the cash value of 50% of Mr. Zannes bonus by the closing price of the Company’s common stock on January 31, 2024. Mr. Zannes is scheduled to receive an annual salary in 2025 of $80,000.

Policies and Procedures for Related Party Transactions

The Board has adopted a written Code of Ethics and Business Conduct, which includes a policy on conflicts of interest that requires the Company’s directors and executive officers to seek determination and prior authorizations or approvals of potential conflicts of interest exclusively from the Board. In reviewing and approving any such transactions, the Company’s General Counsel and Board consider all relevant facts and circumstances. The Code of Ethics and Business Conduct is available on the Investor Relations section of the Company’s website at ir.bioaffinitytech.com and can be accessed through the “Governance Documents” hyperlink under the “Governance” tab. The Company intends to disclose any amendments to the Code of Ethics and Business Conduct, or any waivers of its requirements, on its website to the extent required by the applicable rules and exchange requirements.

Item 14. Principal Accountant Fees and Services.

The table below shows the aggregate fees for professional services rendered by Withum to us as of and for the years ended December 31, 2024 and 2023:

	For the Year Ended December 31,
	2024	2023
Audit Fees(1)	$273,940	$346,760
Audit-Related Fees(2)	35,360	63,440
Tax Fees	—	—
All Other Fees(3)	—	—
Total Fees	309,300	410,200

(1)	“Audit Fees” consist of fees billed for professional services rendered in connection with the audit of the Company’s consolidated financial statements, review of interim condensed consolidated financial statements included in the Company’s quarterly reports, reviews of registration statements and prospectuses, and services normally provided in connection with statutory and regulatory filings or engagements.

(2)	“Audit-Related Fees” consist of fees generally related to accounting advice, and comfort letter and consent services performed in connection with the Company’s equity offerings.

(3)	“All Other Fees” consist of fees for all other services other than those reported above.

PRE-APPROVAL POLICIES AND PROCEDURES OF THE AUDIT COMMITTEE

The charter of the Audit Committee requires the Audit Committee to pre-approve all audit and permitted non-audit and tax services that may be provided by the Company’s independent registered public accounting firm and to establish policies and procedures for the Audit Committee’s pre-approval of permitted services by the Company’s independent registered public accounting firm on an on-going basis. The Audit Committee is also authorized to delegate any of its responsibilities and the authority to act in relation to such responsibilities to one or more subcommittees as the Audit Committee deems appropriate in its sole discretion.

The Audit Committee pre-approves all audit and permissible non-audit services performed by the Company’s independent registered public accounting firm in order to assure that the provision of such services and related fees do not impair the independent registered public accounting firm’s independence. The independent registered public accounting firm must provide the Audit Committee with an engagement letter outlining the scope of the audit services proposed to be performed during the applicable calendar year and the proposed fees for such audit services. If agreed to by the Audit Committee, the engagement letter will be formally accepted by the Audit Committee as evidenced by the execution of the engagement letter by the chairperson of the Audit Committee. The Audit Committee approves, if necessary, any changes in terms, conditions, and fees resulting from changes in audit scope, Company structure, or other matters. The Audit Committee may grant pre-approval for those permissible non-audit services that it believes are services that would not impair the independence of the independent registered public accounting firm. The Audit Committee may not grant approval for any services categorized as “Prohibited Non-Audit Services” by the SEC. Certain non-audit services have been pre-approved by the Audit Committee, and all other non-audit services must be separately approved by the Audit Committee.

All of Withum’s services and fees in fiscal years 2024 and 2023 were pre-approved by the Audit Committee in accordance with its pre-approval policy.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) Financial Statements and Schedules.

See “Index to Consolidated Financial Statements” beginning on page F-1 following the signature page of the Original Filing as required by Part II, Item 8 of the Annual Report on Form 10-K.

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

10.33	Form of Securities Purchase Agreement, dated as of August 2, 2024, by and among the Company and the investor listed on the signature page thereto (Incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on August 5, 2024)

10.34	Form of Warrant Inducement Agreement (Incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on August 5, 2024)

10.35	Form of Support Agreement with schedule of signatories (Incorporated by reference as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on August 5, 2024)

10.36+	Consulting Agreement, dated August 21, 2024, by and between bioAffinity Technologies, Inc. and Michael Edwards (Incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on August 23, 2024)

10.37+	Employment Agreement between bioAffinity Technologies, Inc. and Michael Edwards, dated as of October 9, 2024 (Incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on October 10, 2024)

10.38	Form of Securities Purchase Agreement, dated as of October 18, 2024, by and between the Company and the purchasers listed on the signature pages thereto (Incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on October 21, 2024)

10.39	Form of Support Agreement (Incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on October 21, 2024)

10.40+	Amendment No. 2 to Employment Agreement with Maria Zannes (Incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on January 14, 2025)

10.41	Form of Warrant Inducement Agreement (Incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on February 27, 2025)

14.1	Code of Business Conduct of the Registrant (Incorporated by reference as Exhibit 14.1 to the Registrant’s Form S-1 filed with the SEC on May 25, 2022)

19.1*	Amended and Restated Insider Trading Policy of the Registrant

21.1	List of Subsidiaries of the Registrant (incorporated by reference as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)

23.1*	Consent of WithumSmith+Brown, PC, independent registered public accounting firm

31.3**	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.4**	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

97.1	Clawback Policy (incorporated by reference as Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Previously filed.
**	Filed herewith.
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of April, 2025.

bioAffinity Technologies, Inc.

Date: April 29, 2025	By:	/s/ Maria Zannes
Maria Zannes
President, Chief Executive Officer (Principal Executive Officer)

By:	/s/ J. Michael Edwards
J. Michael Edwards
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

