Form 10-Q
period 2025-09-30
bioAffinity Technologies, Inc.
filed 2025-11-14
CIK 1712762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares of the issuer’s Common Stock outstanding as of November 11, 2025, was 4,498,709.

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

Website and Social Media Disclosure

We use our websites (www.bioaffinitytech.com, ir.bioaffinitytech.com, www.cypathlung.com and www.precisionpath.us) to share Company information. Information contained on or that can be accessed through our websites is not, however, incorporated by reference in this Quarterly Report. Investors should not consider any such information to be part of this Quarterly Report.

3

bioAffinity Technologies, Inc.

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

bioAffinity Technologies, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,669,195	$1,105,291
Accounts and other receivables, net	448,990	1,139,204
Inventory	35,234	27,608
Prepaid expenses and other current assets	460,187	422,995
Total current assets	8,613,606	2,695,098

Non-current assets:
Property and equipment, net	303,122	375,385
Operating lease right-of-use asset, net	367,398	463,011
Finance lease right-of-use asset, net	113,553	780,872
Goodwill	1,404,486	1,404,486
Intangible assets, net	731,389	775,139
Other assets	12,815	19,676

Total assets	$11,546,369	$6,513,667

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$940,761	$987,311
Accrued expenses	984,547	1,398,722
Unearned revenue	37,915	24,404
Operating lease liability, current portion	136,197	127,498
Finance lease liability, current portion	123,757	395,301
Notes payable, current portion	136,396	171,669
Total current liabilities	2,359,573	3,104,905

Non-current liabilities:
Operating lease liability, net of current portion	238,942	342,098
Finance lease liability, net of current portion	1,998	444,448
Notes payable, net of current portion	43,658	20,180

Total liabilities	2,644,171	3,911,631

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, par value $0.001 per share; 20,000,000 shares authorized; 700 and 0 shares issued and outstanding at September 30, 2025, and December 31, 2024, respectively	1	—
Common Stock, par value $0.007 per share; 350,000,000 shares authorized; 3,466,260 and 507,520 issued and outstanding at September 30, 2025, and December 31, 2024, respectively(1)	24,264	3,553
Additional paid-in capital(1)	74,294,531	56,242,793
Accumulated deficit	(65,416,598)	(53,644,310)

Total stockholders’ equity	8,902,198	2,602,036

Total liabilities and stockholders’ equity	$11,546,369	$6,513,667

(1)	The values of Common Stock and paid-in capital, as well as the number of shares issued and outstanding, have been retroactively adjusted in order to give effect to the Company’s 1-for-30 reverse stock split.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

bioAffinity Technologies, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net revenue	$1,446,066	$2,350,386	$4,569,146	$7,154,429

Operating expenses:
Direct costs and expenses	942,211	1,440,158	3,326,673	4,421,309
Research and development	330,589	274,497	1,009,347	1,070,569
Clinical development	143,311	93,705	410,943	194,127
Selling, general and administrative	2,209,441	2,364,592	6,876,551	7,023,311
Depreciation and amortization	113,360	151,298	381,177	452,005

Total operating expenses	3,738,912	4,324,250	12,004,691	13,161,321

Loss from operations	(2,292,846)	(1,973,864)	(7,435,545)	(6,006,892)

Other income (expense):
Interest income	1,088	2,228	3,655	13,541
Interest expense	(5,358)	(21,631)	(31,303)	(67,430)
Other income	513	9,683	38,568	9,683
Other expense	(3,839)	(14,697)	(496,524)	(10,186)
Change in fair value of warrants issued	(2,747,460)	—	(3,810,278)	—

Total other income (expense), net	(2,755,056)	(24,417)	(4,295,882)	(54,392)

Net loss before provision for income tax expense	(5,047,902)	(1,998,281)	(11,731,427)	(6,061,284)

Provision for income tax expense	3,182	2,559	40,861	11,650

Net loss	$(5,051,084)	$(2,000,840)	$(11,772,288)	$(6,072,934)

Net loss per common share, basic and diluted(2)	$(4.74)	$(4.84)	$(7.55)	$(16.22)

Weighted average common shares outstanding(2)	1,066,350	412,936	804,604	374,445

(2)	The values of Common Stock and paid-in capital, as well as the number of shares issued and outstanding, have been retroactively adjusted in order to give effect to the Company’s 1-for-30 reverse stock split.

The accompanying notes are an integral part of these unaudited consolidated financial statements

bioAffinity Technologies, Inc.

Unaudited Consolidated Statements of Changes in Stockholders’ Equity

	For the Nine Months Ended September 30, 2025
	Preferred Stock		Common Stock(3)		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital(3)	Deficit	Equity

Balance at December 31, 2024	—	$—	507,520	$3,553	$56,242,793	$(53,644,310)	$2,602,036

Stock-based compensation expense	—	—	12,416	87	605,268	—	605,355

Sale of Common Stock	—	—	2,068,993	14,483	6,315,649	—	6,330,132

Exercise of stock warrants	—	—	835,303	5,847	7,137,908	—	7,143,755

Issuance of Preferred Stock	990	1	—	—	989,999	—	990,000

Conversion of Preferred Stock	(290)	—	42,028	294	(294)	—	—

Reclass of warrant liability	—	—	—	—	4,421,667	—	4,421,667

Offering costs	—	—	—	—	(1,418,459)	—	(1,418,459)

Net loss	—	—	—	—	—	(11,772,288)	(11,772,288)

Balance at September 30, 2025 (unaudited)	700	$1	3,466,260	$24,264	$74,294,531	$(65,416,598)	$8,902,198

	For the Three Months Ended September 30, 2025
	Preferred Stock		Common Stock(3)		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital(3)	Deficit	(Deficit)

Balance at June 30, 2025 (unaudited)	—	$—	939,138	$6,573	$58,222,833	$(60,365,514)	$(2,136,108)

Stock-based compensation expense	—	—	2,625	19	67,113	—	67,132

Sale of Common Stock	—	—	1,730,789	12,116	6,075,688	—	6,087,804

Exercise of stock warrants	—	—	751,680	5,262	5,579,917	—	5,585,179

Issuance of Preferred Stock	990	1	—	—	989,999	—	990,000

Conversion of Preferred Stock	(290)	—	42,028	294	(294)	—	—

Reclass of warrant liability	—	—	—	—	4,421,667	—	4,421,667

Offering costs	—	—	—	—	(1,062,392)	—	(1,062,392)

Net loss	—	—	—	—	—	(5,051,084)	(5,051,084)

Balance at September 30, 2025 (unaudited)	700	$1	3,466,260	$24,264	$74,294,531	$(65,416,598)	$8,902,198

	For the Nine Months Ended September 30, 2024
	Preferred Stock		Common Stock(3)		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital(3)	Deficit	Equity

Balance at December 31, 2023	—	$—	313,114	$2,192	$49,457,542	$(44,604,479)	$4,855,255

Stock-based compensation expense	—	—	12,639	89	755,505	—	755,594

Exercise of stock options	—	—	6,931	15	74,884	—	74,899

Exercise of stock warrants	—	—	35,558	249	1,343,128	—	1,343,377

Sale of Common Stock	—	—	65,333	457	2,949,544	—	2,950,001

Offering costs	—	—	—	—	(785,167)	—	(785,167)

Net loss	—	—	—	—	—	(6,072,934)	(6,072,934)

Balance at September 30, 2024 (unaudited)	—	$—	433,575	$3,002	$53,795,436	$(50,677,413)	$3,121,025

	For the Three Months Ended September 30, 2024
	Preferred Stock		Common Stock(3)		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital(3)	Deficit	Equity

Balance at June 30, 2024 (unaudited)	—	$—	382,842	$2,647	$52,107,040	$(48,676,573)	$3,433,114

Stock-based compensation expense	—	—	3,176	22	185,665	—	185,687

Exercise of stock options	—	—	—	—	—	—	—

Exercise of stock warrants	—	—	35,557	249	1,342,981	—	1,343,230

Sale of Common Stock	—	—	12,000	84	449,917	—	450,001

Offering costs	—	—	—	—	(290,167)	—	(290,167)

Net loss	—	—	—	—	—	(2,000,840)	(2,000,840)

Balance at September 30, 2024 (unaudited)	—	$—	433,575	$3,002	$53,795,436	$(50,677,413)	$3,121,025

(3)	The values of Common Stock and paid-in capital, as well as the number of shares issued and outstanding, have been retroactively adjusted in order to give effect to the Company’s 1-for-30 reverse stock split.

The accompanying notes are an integral part of these condensed consolidated financial statements.

bioAffinity Technologies, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(unaudited)

	Nine Months Ended September 30,
	2025	2024

Cash flows from operating activities
Net loss	$(11,772,288)	$(6,072,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	381,177	452,005
Stock-based compensation expense	605,355	755,594
Fair value adjustment on warrants	3,810,278	—
Changes in operating assets and liabilities:
Accounts and other receivables	690,214	(515,494)
Inventory	(7,626)	(6,879)
Prepaid expenses and other assets	(30,331)	(122,626)
Accounts payable	(46,550)	178,148
Accrued expenses	(414,175)	(245,559)
Unearned revenue	13,511	(8,654)
Operating lease right-of-use asset	1,156	(1,235)
Net cash used in operating activities	(6,769,279)	(5,587,634)

Cash flows from investing activities
Purchase of property and equipment	(60,567)	(79,082)
Net cash used in investing activities	(60,567)	(79,082)

Cash flows from financing activities
Proceeds from issuance of Common Stock from direct offering	9,271,534	2,950,000
Proceeds from exercise of options	—	74,899
Proceeds from exercise of warrants	4,813,742	1,343,377
Proceeds from issuance of Convertible Preferred Stock	990,000	—
Payment of offering costs for financing activities	(1,418,459)	(785,167)
Payment on loans payable, net	(11,795)	—
Proceeds from loans payable	—	288,760
Principal repayments on finance leases	(251,272)	(270,143)
Net cash provided by financing activities	13,393,750	3,601,726

Net increase (decrease) in cash and cash equivalents	6,563,904	(2,064,990)
Cash and cash equivalents at beginning of period	1,105,291	2,821,570
Cash and cash equivalents at end of period	$7,669,195	$756,580

Supplemental disclosures of cash flow information:
Interest expense paid in cash	$3,655	$13,541
Income taxes paid in cash	40,861	11,650

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

Certain prior period balances have been reclassified to conform to current period presentation. Any reclassifications had an immaterial effect on the Company’s consolidated financial statements and had no effect on prior periods net income or stockholders’ equity.

All share and per-share amounts in the accompanying footnotes have been retroactively adjusted to reflect the Company’s 1-for-30 reverse stock split.

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

The Company has incurred significant losses and negative cash flows from operations since inception and expects to continue to incur losses and negative cash flows for the foreseeable future. As a result, the Company had an accumulated deficit of approximately $65.4 million at September 30, 2025. The Company’s cash and cash equivalents at September 30, 2025, were approximately $7.7 million. Based on the Company’s current expected level of operating expenditures and the cash and cash equivalents on hand at September 30, 2025, management concludes that there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve (12) months subsequent to the issuance of the accompanying unaudited condensed consolidated financial statements. During the third quarter of 2025, the Company completed various transactions to raise an additional $13.4 million in gross proceeds. Without funding from the proceeds of a capital raise or strategic relationship or grant, management anticipates that the Company’s current cash resources are sufficient to continue operations through May 2026. The Company will need to raise further capital through the sale of additional equity or debt securities or other debt instruments, strategic relationships or grants, or other arrangements to support its future operations, if revenue from operations does not significantly increase. If such funding is not available or not available on terms acceptable to the Company, the Company’s current development plan may be curtailed. Furthermore, an alternative source of funding to the sale of additional equity or debt securities is the exercise of outstanding warrants for which there can be no guarantee. No adjustments have been made to the presented condensed consolidated financial statements as a result of this uncertainty.

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

Advertising Expense

The Company expenses all advertising costs as incurred. Advertising expense was $273,087 and $232,396 for the nine months ended September 30, 2025 and 2024, respectively, and $101,265 and $101,271 for the three months ended September 30, 2025 and 2024, respectively.

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

The following potentially dilutive securities have been excluded from the computations of weighted-average shares of Common Stock outstanding as of September 30, 2025 and 2024, as they would be anti-dilutive:

	As of September 30,
	2025	2024
Shares underlying options outstanding	9,055	11,243
Shares underlying convertible preferred stock	101,448	—
Shares underlying warrants outstanding	1,348,292	283,575
Shares underlying unvested restricted stock	6,805	13,843
	1,465,600	308,661

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024
Patient service fees[1]	$3,685,397	$6,259,806	$1,172,948	$2,049,851
Histology service fees	827,944	811,914	255,586	281,861
Medical director fees	51,171	50,136	17,274	16,943
Department of Defense observational studies	—	8,654	—	1,731
Other revenues	4,634	23,919	258	—
Total net revenue	$4,569,146	$7,154,429	$1,446,066	$2,350,386

1	Patient services fees include direct billing for CyPath® Lung diagnostic test of approximately $619,000 and $332,000 for the nine months ended September 30, 2025 and 2024, respectively, and $296,000 and $133,000 for the three months ended September 30, 2025 and 2024, respectively.

Property and Equipment

In accordance with ASC 360-10, Accounting for the Impairment of Long-Lived Assets, the Company periodically reviews the carrying value of its long-lived assets, such as property, equipment, and definite-lived intangible assets, to test whether current events or circumstances indicate that such carrying value may not be recoverable. When evaluating assets for potential impairment, the Company compares the carrying value of the asset to its estimated undiscounted future cash flows. If an asset’s carrying value exceeds such estimated cash flows (undiscounted and with interest charges), the Company records an impairment charge for the difference. The Company did not record any impairment for the three and nine months ended September 30, 2025, or for the fiscal year ended December 31, 2024.

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

Intangible Assets

The Company’s acquisition of PPLS on September 18, 2023, identified goodwill and intangible assets. Goodwill represents the purchase price in excess of fair values assigned to the underlying identifiable net assets of the acquired business. The Company tests goodwill for impairment annually and, therefore, does not record amortization. The intangible assets and their respective useful lives are as follows: trade names and trademarks (18 years) and customer relationships (14 years). Intangible assets, net of accumulated amortization, are summarized as follows as of September 30, 2025, and December 31, 2024:

	September 30,	December 31,
	2025	2024
Cost
Goodwill	$1,404,486	$1,404,486
Trade names and trademarks	150,000	150,000
Customer relationships	700,000	700,000
	2,254,486	2,254,486
Accumulated amortization
Trade names and trademarks	(16,944)	(10,694)
Customer relationships	(101,667)	(64,167)
	(118,611)	(74,861)
Intangible assets, net	$2,135,875	$2,179,625

The Company incurred amortization of intangible assets of $43,750 for each of the nine months ended September 30, 2025 and 2024, and $14,583 for each of the three months ended September 30, 2025 and 2024.

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

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net revenue:
Diagnostic R&D	$—	$1,731	$—	$8,654
Laboratory services	1,446,066	2,348,655	4,569,146	7,145,775
Total net revenue	1,446,066	2,350,386	4,569,146	7,154,429

Operating expenses:
Diagnostic R&D	(473,900)	(368,202)	(1,420,290)	(1,264,696)
Laboratory services	(1,509,795)	(2,150,825)	(5,423,922)	(7,423,109)
General corporate activities	(1,755,217)	(1,805,223)	(5,160,479)	(4,473,516)
Total operating expenses	(3,738,912)	(4,324,250)	(12,004,691)	(13,161,321)

Total operating loss	(2,292,846)	(1,973,864)	(7,435,545)	(6,006,892)

Non-operating (expense), net	(2,755,056)	(24,417)	(4,295,882)	(54,392)
Net loss before income tax expense	(5,047,902)	(1,998,281)	(11,731,427)	(6,061,284)
Income tax expense	(3,182)	(2,559)	(40,861)	(11,650)
Net loss	$(5,051,084)	$(2,000,840)	$(11,772,288)	$(6,072,934)

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

Note 3. ACCOUNTS AND OTHER RECEIVABLES, NET

The following is a summary of accounts receivables and other receivables:

	September 30, 2025	December 31, 2024
Patient service fees	$235,403	$915,488
Histology service fees	167,000	190,648
Medical director fees	19,444	5,194
Other receivables	27,143	27,874
Total accounts and other receivables, net	$448,990	$1,139,204

Note 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized below:

	September 30, 2025	December 31, 2024

Prepaid insurance	$224,211	$248,364
Legal and professional	45,670	27,448
Other	190,306	147,183
Total prepaid expenses and other current assets	$460,187	$422,995

Note 5. PROPERTY AND EQUIPMENT, NET

Property and equipment are summarized below:

	September 30, 2025	December 31, 2024

Lab equipment	$679,995	$662,747
Computers and software	81,433	81,433
Leasehold improvements	32,781	19,353
Vehicles	175,630	148,103
	969,839	911,636
Accumulated depreciation	(666,717)	(536,251)
Total property and equipment, net	$303,122	$375,385

Depreciation expense was $132,830 and $119,526 for the nine months ended September 30, 2025 and 2024, respectively, and $44,599 and $40,472 for the three months ended September 30, 2025 and 2024, respectively.

Note 6. ACCRUED EXPENSES

Accrued expenses are summarized below:

	September 30, 2025	December 31, 2024

Compensation	$717,762	$1,079,839
Legal and professional	141,714	98,477
Clinical	96,413	160,371
Other	28,658	60,035
Total accrued expenses	$984,547	$1,398,722

Note 7. UNEARNED REVENUE

The Company engaged in an observational study of CyPath® Lung with the U.S. Department of Defense (“DOD”). A total of 70 CyPath® Lung units were ordered and shipped. However, in compliance with FASB ASC 606, the performance obligation was complete for only 40 units as of September 30, 2025. The performance obligation is deemed complete after samples have been collected, processed, and analyzed and results communicated to patients. The unearned revenue balance amounted to $24,404 as of September 30, 2025, and December 31, 2024.

During third quarter 2025, the Company engaged with Veteran Administration (“VA”) medical centers to purchase CyPath® Lung tests. A total of 20 tests were ordered and shipped. However, in compliance with FASB ASC 606, the performance obligation was complete for only 4 tests as of September 30, 2025. The performance obligation is deemed complete after samples have been collected, processed, and analyzed and results communicated to patients. The unearned revenue balance amounted to $13,511 as of September 30, 2025.

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

Warrants

The Company issued liability classified warrants in connection with the issuance of the May 2025 warrants. The warrants were liability classified as a result of certain terms in the May 2025 warrant agreement, and the terms were amended during September 2025 to trigger an equity classification on the date of the reverse stock split. The Company uses a Black-Scholes model to estimate the fair value of the warrants. Changes in the fair value of the warrants are recognized in “Change in fair value of warrants issued” for each reporting period in the condensed consolidated statements of operations.

The Company notes there were no liabilities as of September 30, 2025 and December 31, 2024. The Company remeasured the warrant liability three times prior to converting the liability classification to equity classification. The Company initially recorded a warrant liability of $2.9 million as a result of the May 2025 public offering. The Company revalued and recognized an aggregate of $3.8 million in change in fair value of warrants issued before adjusting the warrant liability to equity classified warrants.

Note 9. LEASES

The Company has one operating lease for its real estate and office space for the CAP/CLIA laboratory, as well as multiple finance leases for lab equipment in Texas that were acquired through the September 18, 2023, acquisition. On April 1, 2025, the Company terminated one of the finance leases related to lab equipment due to the Company’s targeted strategic actions announced in March 2025. Additionally, the Company entered into another operating lease on September 1, 2024, with regard to office space. The Company has operating leases consisting of office space with remaining lease terms ranging from 1.8 to 4.9 years as of September 30, 2025. The Company has finance leases consisting of lab equipment with remaining lease terms ranging from approximately 0.6 to 1.3 years as of September 30, 2024, for which the Company has determined that it will use the equipment for a major part of its remaining economic life.

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

The components of lease expense, which are included in selling, general and administrative expense and depreciation and amortization for the three and nine months ended September 30, 2025 and 2024, are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Amortization of right-of-use asset - finance lease	$54,177	$96,243	$204,597	$288,729
Interest on lease liabilities - finance lease	3,227	21,533	23,718	67,318
Operating lease cost	39,764	33,198	119,293	93,029
Total lease cost	$97,168	$150,974	$347,608	$449,076

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$(58,031)	$(91,038)	$(251,272)	$(270,143)
Operating cash flows from operating leases	(38,220)	(203)	(94,458)	(1,235)

Operating leases:	September 30, 2025	December 31, 2024
Operating lease right-of-use, assets	$367,398	$463,011
Operating lease liability, current	$136,197	$127,498
Operating lease liability, non-current	238,942	342,098
Total operating lease liabilities	$375,139	$469,596

Finance leases:	September 30, 2025	December 31, 2024
Finance lease right-of-use asset, gross	$565,030	$1,294,168
Accumulated amortization	(451,477)	(513,296)
Finance lease right-of-use asset, net	$113,553	$780,872
Finance lease liability, current portion	$123,757	$395,301
Finance lease liability, long-term	1,998	444,448
Total finance lease liabilities	$125,755	$839,749

Weighted-average remaining lease term:	September 30, 2025	December 31, 2024
Operating leases (in years)	3.22	4.21
Finance leases (in years)	0.64	2.39

Weighted-average discount rate:	September 30, 2025	December 31, 2024
Operating leases	7.32%	7.41%
Finance leases	7.85%	8.03%

Future minimum lease payments under non-cancellable leases as of September 30, 2025, are as follows:

	Operating Leases	Finance Leases
Remaining for 2025	$39,696	$61,384
2026	159,282	67,425
2027	110,063	—
2028	40,616	—
2029	42,252	—
2030 and thereafter	28,919	—
Total undiscounted cash flows	420,828	128,809
Less discounting	(45,689)	(3,054)
Present value of lease liabilities	$375,139	$125,755

Note 10. NOTES PAYABLE

Vehicles Notes Payable

On January 10, 2025, the Company entered into a finance agreement to purchase a 2024 Toyota Corolla for $33,517 with a maturity date of January 18, 2031. The loan bears fixed interest at a rate of 11.65% per annum, with monthly payments of $651, which is comprised of principal and interest. This loan is collateralized by the underlying vehicle. The balance of this loan as of September 30, 2025, was $30,840. The current portion of the balance of this loan as of September 30, 2025 was $4,457.

On March 18, 2024, the Company entered into a finance agreement to purchase a 2024 Toyota Corolla for $33,620 with a maturity date of February 18, 2030. The loan bears fixed interest at a rate of 5.99% per annum, with monthly payments of $467, which is comprised of principal and interest. This loan is collateralized by the underlying vehicle. The balance of this loan as of September 30, 2025, and December 31, 2024, was $21,700 and $24,849, respectively. The current portion of the balance of this loan as of September 30, 2025, and December 31, 2024, was $4,425 and $5,603, respectively.

Directors and Officers Insurance Policy – 2025

In September 2025, the Company obtained short-term financing of approximately $127,500 with 10 monthly payments of approximately $13,000 and interest at a 11.64% fixed annual rate for director and officer insurance policies. The current portion of the balance of the Company’s Directors and Insurance short-term financing as of September 30, 2025, was $128,000 and $167,000 as of December 31, 2024, for the 2024 Directors and Officers Insurance Policy.

Note 11. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. To date, the Company has no material pending legal proceedings.

Note 12. COMMON STOCK

Common Stock

The Company has authorized a total of 350,000,000 shares of Common Stock, $0.007 par value per share. On July 22, 2025, the Company received stockholder approval to increase the number of authorized shares of Common Stock from 100,000,000 shares to 350,000,000 shares, and on August 13, 2025, the Company filed an amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the increase. The Company has issued 3,473,065 shares of Common Stock, of which 6,805 are unvested restricted stock awards as of September 30, 2025, and 519,155 shares of Common Stock, of which 11,635 are unvested restricted stock awards as of December 31, 2024 adjusted for the 30-1 reverse stock split.

On August 13, 2025, the Company entered into a securities purchase agreement with certain institutional and accredited investors, pursuant to which the Company agreed to issue and sell, in a private placement, (i) 990 shares of the Company’s newly designated Series B Convertible Preferred Stock, with a par value $0.001 per share and stated value of $1,000 per share initially convertible into 143,476 shares of the Company’s Common Stock, par value $0.007 per share at an initial conversion price of $6.90 per share and (ii) warrants to purchase up to 223,824 shares of the Company’s Common Stock at an exercise price of $10.56 per share of Common Stock. The investors have converted 290 of the 990 Series B Convertible Preferred Stock in exchange for 42,028 shares of Common Stock as of September 30, 2025.

On September 29, 2025, the Company consummated a best efforts public offering of an aggregate of (i) 1,047,694 shares of Common Stock and (ii) pre-funded warrants to purchase up to 874,067 shares of Common Stock in lieu of shares of Common Stock. Each share was sold at a public offering price of $2.50. Each pre-funded warrant was sold at a public offering price of $2.493. The total gross proceeds for the transaction were approximately $4.8 million.

On May 22, 2025, the Company entered into an at-the-market issuance sales agreement (the “ATM Agreement”) with WallachBeth Capital LLC (“WallachBeth”), as sales agent providing for the sale of our common stock from time to time in an “at the market offering” program. The aggregate market value of the shares of Common Stock eligible for sale is currently $5,801,000. The ATM Agreement provides that WallachBeth will receive 3.0% of the gross sales price sold under the ATM Agreement. From May 22, 2025, through September 30, 2025, the Company sold 114,672 shares of Common Stock through the ATM Agreement which accumulated approximately $1.2 million in gross proceeds.

Note 13. STOCK-BASED COMPENSATION

Under the Company’s 2104 Equity Incentive Plan (the “2014 Plan”), the Company is authorized to grant options or restricted stock for up to 66,667 shares of Common Stock. On June 6, 2023, the Company received stockholder approval to increase the number of authorized shares from 38,095 to 66,667, adjusted for the 30-1 reverse split. Options or restricted stock awards may be granted to employees, the Company’s board of directors, and external consultants who provide services to the Company. Options and restricted stock awards granted under the 2014 Plan have vesting schedules with terms of one to three years and become fully exercisable based on specific terms imposed at the date of grant. The 2014 Plan expired at the end of its 10-year term in March 2024. A new 2024 Incentive Compensation Plan (the “2024 Plan”) was approved at the Annual Meeting of Shareholders on June 4, 2024.

The Company has recorded stock-based compensation expense related to the issuance of restricted stock awards in the following line items in the accompanying condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Research and development	$—	$30,605	$12,916	$87,832
Selling, General and administrative	67,132	155,082	592,439	667,762
	$67,132	$185,687	$605,355	$755,594

The following table summarizes stock option activity under the 2014 Plan and 2024 Plan:

	Number of options	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2024	9,649	$207.84	4.45	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(594)	147.28	—	—
Outstanding at September 30, 2025	9,055	$211.82	3.90	—

Vested and exercisable at September 30, 2025	9,055	$211.82	3.90	—

As of September 30, 2025, there was no unrecognized compensation cost related to non-vested stock options.

The following table summarizes restricted stock award activity under the 2014 Plan and 2024 Plan:

	Number of			As of September 30, 2025
	restricted stock awards (RSA)	Weighted- average grant price	FMV on grant date	Vested number of RSA	Unvested number of RSA
Balance at December 31, 2024	44,107	$57.08	$2,517,843	39,415	4,692
Granted	8,598	24.89	214,003	5,628	2,113
Forfeited	(856)	24.30	(20,800)	—	—
Balance at September 30, 2025	51,849	$52.28	$2,711,046	45,043	6,805

During the nine months ended September 30, 2025, the Company issued restricted stock awards (“RSAs”) for 8,598 shares of Common Stock to employees, non-employees, and the board of directors. The shares vest in equal monthly installments over terms of immediately and up to three years, subject to the employees and non-employees providing continuous service through the vesting date. During the nine months ended September 30, 2025, 5,628 shares vested from RSAs granted in 2025, and 6,788 shares vested from RSA’s granted prior to 2025.

Note 14. WARRANTS

The Company’s outstanding Common Stock warrants are equity classified. As of September 30, 2025, and December 31, 2024, the Company had 1,348,292 and 409,937 warrants outstanding to purchase one share of the Company’s Common Stock for each warrant at a weighted average price of $28.44. These warrants expire at various dates through August 2030. During the nine months ended September 30, 2025, a total number of 835,303 warrants were exercised into an equivalent number of shares of Common Stock as compared to 35,558 being exercised during the nine months ended September 30, 2024. During the third quarter of 2025, a total of 63,907 warrants were forfeited through a cashless exercise. The proceeds of the exercised warrants for the nine months ended September 30, 2025, were approximately $4.8 million, compared to proceeds of $1.3 million during the nine months ended September 30, 2024.

On February 25, 2025, the Company entered into a warrant inducement agreement (the “February Inducement Agreement”) with certain holders (the “Holders”) of the Company’s warrants to purchase shares of the Company’s Common Stock, issued in a private placement offering that closed on October 21, 2024 (the “October Warrants”), and a private placement offering that closed on August 5, 2024 (the “August Warrants” and, together with the October Warrants, collectively, the “Existing Warrants”). In consideration of the Holders’ immediate exercise of the Existing Warrants in accordance with the February Inducement Agreement, the Company issued unregistered Common Stock purchase warrants (the “New Warrants”) to purchase an aggregate of up to 97,538 shares of Common Stock (the “New Warrant Shares”) to the Holders of the Existing Warrants, with an exercise price of $25.50.

On May 7, 2025 the Company completed a public offering with warrants (“May 2025 Warrants”) to purchase of 507,812. The May 2025 Warrants have an initial exercise price of $10.56 per share. and are exercisable for a term of five years on a date that is five years after the later of receiving the shareholder The number of shares of our Common Stock issuable upon exercise of the May 2025 Warrant Shares is subject to the following adjustments: (i) a 30% increase in the number of shares of Common Stock that would be issuable upon exercise of the May 2025 Warrants if a reverse stock split is effected prior to the expiration of the May 2025 Warrants (the “Reverse Stock Split Adjustment”), and (ii) subject to Warrant Stockholder Approval (as defined below), a decrease of the exercise price of the May 2025 Warrants, if in a subsequent offering of the Company’s securities the price paid for Common Stock, the exercise price of any options or warrants or the conversion price of any convertible securities issued in such subsequent offering is less than the exercise price immediately prior to such subsequent offering, to an exercise price that is equal to the lowest of the price paid for Common Stock, the exercise price of any options or warrants or the conversion price of any convertible securities issued in such subsequent offering (subject to a floor of $4.50 per share) and an increase in the number of shares of Common Stock underlying the May 2025 Warrants upon such exercise price reset so that the reset exercise price multiplied by the increased number of shares equals the aggregate proceeds that would have resulted from the full exercise of the May 2025 Warrants immediately prior to the reset (the “Anti-Dilution Adjustment”). After the adjustments the Company issued a total of 2,408,908 warrants related to the May 2025 Warrants at an exercise price of $4.50.

On August 13, 2025, the Company entered into a warrant inducement agreement with the holder of a warrant to purchase 15,000 shares of Common Stock originally issued on August 5, 2024, with a current exercise price of $37.50 per share (the “August 2024 Warrant”) and a warrant to purchase 21,667 shares of Common Stock originally issued on October 21, 2024 with a current exercise price of $45.00 per share, pursuant to which the Holder agreed to exercise in cash the Existing Warrants at a reduced exercise price of $6.90 per share, for gross proceeds to the Company of $253,000. As an inducement to such exercise, the Company agreed to issue to the holder unregistered warrants to purchase up to 47,666 shares of the Company’s Common Stock. The new warrants, which have an exercise price of $10.56 per share and will not become exercisable until the Company’s stockholders approve the issuance of shares of Common Stock. Following stockholder approval, the warrants have a term of five years.

On August 13, 2025, the Company entered into a securities purchase agreement with certain institutional and accredited investors, pursuant to which the Company agreed to issue and sell, in a private placement, (i) 990 shares of the Company’s newly designated Series B Convertible Preferred Stock, with a par value $0.001 per share and stated value of $1,000 per share initially convertible into 143,476 shares of the Company’s Common Stock, par value $0.007 per share at an initial conversion price of $6.90 per share and (ii) warrants to purchase up to 223,824 shares of the Company’s Common Stock at an exercise price of $10.56 per share of Common Stock.

The following table summarizes the calculated aggregate fair values for the warrants issued in the two August offerings to be equity classified using the Black-Scholes method based on the following assumptions for the Offering:

Exercise price per share of warrant	$10.56
Fair market closing price per share of Common Stock	$7.66
Volatility	153%
Expected term (years)	5
Risk-free interest rate	3.82%
Dividend yield	0%

The fair value of the warrants using the assumptions above was $143,315 for the inducement warrants and $604,483 for the warrants related to the Series B Convertible Preferred Stock, $113,976 for the change in fair value related to the change in exercise price in the inducement warrants. The fair value of the above warrants was recorded in Additional paid-in capital.

As of September 30, 2025, there were tradeable warrants to purchase up to an aggregate of 53,374 shares of Common Stock outstanding and non-tradeable warrants to purchase an aggregate of up to 90,148 shares of Common Stock outstanding.

	Number of warrants issued	Weighted- average exercise price	Number of warrants exercised	Number of warrants outstanding
Pre-IPO convertible notes	96,616	$159.35	—	96,616
IPO tradeable	77,560	91.95	(24,186)	53,374
IPO non-tradeable	100,105	91.95	(10,366)	90,148
Direct offering March 8, 2024	53,530	37.50	(35,553)	17,777
Placement agent direct offering March 8, 2024	1,066	49.20	—	1,066
Inducement/direct offering August 5, 2024	58,402	—	(58,402)	—
Placement agent direct offering August 5, 2024	1,659	45.00	—	1,659
Direct offering October 21, 2024	88,757	17.40	(59,544)	29,213
Warrant inducement February 25, 2025	97,538	25.50	—	97,538
Public offering May 7, 2025	2,408,908	4.50	(1,719,497)	689,411
August PIPE/Inducement offering August 13, 2025	271,490	10.56	—	271,490

Balance at September 30, 2025	3,255,840	$28.44	(1,907,548)	1,348,292

Note 15. SUBSEQUENT EVENTS

In October 2025, the Company entered into definitive agreements for the purchase and sale of 720,000 shares of common stock, par value $0.007 per share, at a purchase price of $2.50 per share in a registered direct offering priced at-the-market under Nasdaq rules. The gross proceeds to the Company from the offering were approximately $1.8 million before deducting placement agent fees and other offering expenses payable by the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as may be amended, supplemented or superseded from time to time by other reports we file with the SEC. All amounts in this report are in U.S. dollars, unless otherwise noted.

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

We continue to advance development of our flow cytometry+AI platform for diagnostic tests targeted at COPD and asthma. Diagnostics under development are designed to detect specific receptors in sputum that determine the effectiveness of new and emerging therapies for asthma and COPD that have proved to effectively treat some but not all patients.

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

Current Year Financial Highlights

Key financial results for the nine months ended September 30, 2025, include:

●	CyPath® Lung testing revenue increased approximately 86% to $619,000 as compared to $332,000 for the nine months ended September 30, 2024, due to an increase in total test results delivered to 775 for the nine months ended September 30, 2025.
●	Sales of CyPath® Lung reached a record high in the third quarter of 2025, representing a 95% increase over the previous quarter. The increase reflects growing adoption by Veterans’ hospitals and market expansion in the mid-Atlantic region. In the first nine months of 2025, sales of CyPath® Lung rose 97% over the same period in 2024.
●	The Company raised approximately $10.4 million in gross proceeds from equity transactions in the current quarter to fund operating activities.
●	Primarily as a result of the Company’s targeted strategic actions to discontinue certain unprofitable pathology services, reduce costs through operational efficiency, and drive sales growth for CyPath® Lung, consolidated revenue decreased approximately 36% to $4.6 million as compared to $7.2 million for the nine months ended September 30, 2024.

Recent Developments

Financial Results

On November 5, 2025, the Company announced sales of CyPath® Lung saw consistent month-over-month and quarter-over-quarter growth. Tests processed in October 2025 continue the upward trend with completed tests representing a 111% increase over the monthly average for the first nine months of 2025. Third-quarter sales volume increased 95% over the prior quarter. Medical centers ordering multiple CyPath® Lung tests increased 106% in the third-quarter compared to the prior quarter and increased by 67% in October compared to the 2025 year-to-date monthly average.

Patient Case Studies

Detection at Stage 1A followed by treatment offers a 95% 10-year survival rate as compared to the current overall 5-year survival rate of 26%, according to a NEJM study. In addition to the three case studies reported in July, 2025, in which CyPath® Lung detected lung cancer at Stage 1A when existing treatments can be curative, the Company released details in September, 2025 of four patient case studies in which CyPath® Lung was the critical factor in clinical decision making, including instances in which cancer was detected at Stage 1A.

On September 26, 2025, the Company released details of three separate case studies – one in which use of CyPath® Lung led to detecting lung cancer at Stage 1A, its earliest and possibly curative stage, and two where risky invasive procedures were avoided for patients facing difficult healthcare choices.

On September 9, 2025, the Company released details of a case in which CyPath® Lung identified lung cancer in a patient with difficult-to-diagnose ground-glass pulmonary nodules which shifted the course of care from watchful waiting for up to 5 years to confirmed malignancy and immediate treatment.

Appointment of New Board Members

On August 18, 2025, the Company announced the appointment of Roberto Rios, CPA, and John J. Oppenheimer, M.D., to its Board of Directors. Mr. Rios has more than four decades of executive leadership in corporate finance and governance across industries including biotechnology and medical devices, including financial leadership roles at ILEX Oncology, BioMedical Enterprises. Dr. Oppenheimer is the Director of Clinical Research at Pulmonary and Allergy Associates and Clinical Professor of Medicine at Rutgers and a leader in the diagnosis and treatment of asthma and COPD and an advisor to pharmaceutical companies focused on lung health.

Patent Awards

On October 16, 2025, the Company announced it received a notice of allowance from the U.S. Patent Office for its patent application that protects its diagnostic algorithm and test method to detect lung cancer.

On October 28, 2025, the Company announced that the Australian Patent Office accepted a patent application for the Company’s proprietary platform technology for assessing lung health and predicting the likelihood of multiple lung diseases.

Recent Financings

All share and per-share amounts in the accompanying footnotes have been retroactively adjusted to reflect the Company’s 1-for-30 reverse stock split.

In October 2025, the Company entered into definitive agreements for the purchase and sale of 720,000 shares of common stock, par value $0.007 per share, at a purchase price of $2.50 per share in a registered direct offering priced at-the-market under Nasdaq rules. The gross proceeds to the Company from the offering were approximately $1.8 million before deducting placement agent fees and other offering expenses payable by the Company.

On September 29, 2025, the Company consummated a best efforts public offering of an aggregate of (i) 1,047,694 shares of Common Stock and (ii) pre-funded warrants to purchase up to 874,067 shares of Common Stock in lieu of shares of Common Stock. Each share was sold at a public offering price of $2.50. Each pre-funded warrant was sold at a public offering price of $2.493. The total gross proceeds for the transaction were approximately $4.8 million.

On August 13, 2025, the Company entered into a securities purchase agreement with certain institutional and accredited investors, pursuant to which the Company agreed to issue and sell in a private placement (i) 990 shares of the Company’s newly designated Series B Convertible Preferred Stock, with a par value $0.001 per share and stated value of $1,000 per share, for gross proceeds to the Company of $990,000, which were initially convertible into 143,476 shares of the Company’s Common Stock at an initial conversion price of $6.90 per share and (ii) warrants to purchase up to 223,824 shares of the Company’s Common Stock at an exercise price of $10.56 per share of Common Stock.

On August 13, 2025, the Company entered into a warrant inducement agreement with the holder of a warrant to purchase 15,000 shares of Common Stock originally issued on August 5, 2024, with a current exercise price of $37.50 per share and a warrant to purchase 21,666 shares of Common Stock originally issued on October 21, 2024, with a current exercise price of $45.00 per share, pursuant to which the Holder agreed to exercise in cash the Existing Warrants at a reduced exercise price of $6.90 per share, for gross proceeds to the Company of $253,000. As an inducement to such exercise, the Company agreed to issue to the holder unregistered warrants (the “New Warrants”) to purchase up to 47,666 shares of the Company’s Common Stock. The New Warrants, which have an exercise price of $10.56 per share and will not become exercisable until the Company’s stockholders approve the issuance of shares of Common Stock.

Nasdaq Compliance

On August 7, 2025, the Company received notice from Nasdaq that it had not regained compliance with Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”) and was not eligible for a second 180-day compliance period as it did not comply with the minimum stockholders’ equity requirement for initial listing on the Nasdaq Capital Market. As a result, unless the Company requested an appeal by August 14, 2025, its securities would be scheduled for delisting from The Nasdaq Capital Market and would be suspended at the opening of business on August 18, 2025. On August 14, 2025, the Company submitted an appeal to Nasdaq which stayed the delisting and suspension of the Company’s securities pending the decision of the panel. On August 14, 2025, the Company received written notice from Nasdaq that its hearing has been scheduled for September 11, 2025. At the hearing, the Company presented its views and its plans to regain compliance with the Minimum Bid Price Rule and Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Rule”) to the panel. On September 18, 2025, Nasdaq granted us an extension until October 2, 2025 to demonstrate compliance with the Minimum Bid Price Rule and the Minimum Stockholders’ Equity Rule. On October 14, 2025, the Company received written notice from The Nasdaq Stock Market LLC stating that the panel has found the Company to be in compliance with the Minimum Bid Price Rule and the Minimum Stockholders’ Equity Rule. The letter also indicated that the Company will be subject to a mandatory panel monitor for a period of one year. If, within that one-year monitoring period, the Company fails to comply with the Minimum Stockholders’ Equity Rule, the Company will not be permitted additional time to regain compliance. However, the Company will have an opportunity to request a new hearing with the Nasdaq Hearings Panel prior to the Company’s securities being delisted from Nasdaq.

Financial

To date, we have devoted a substantial portion of our efforts and financial resources to the development of our diagnostic test, CyPath® Lung. As a result, since our inception in 2014, we have funded our operations principally through private and public sales of our equity. As of September 30, 2025, we had cash and cash equivalents of $7.7 million. As of October 29, 2025, we had cash and cash equivalents of $8.4 million, which we expect will support our operations through May 2026. We have incurred significant losses and negative cash flows from operations since inception and expect to continue to incur losses and negative cash flows for the foreseeable future. Based on the Company’s current expected level of operating expenditures and the cash and cash equivalents on hand at September 30, 2025, management concludes that there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve (12) months subsequent to the issuance of the accompanying condensed consolidated financial statements.

Prior to acquisition of the clinical pathology laboratory by PPLS, Village Oaks, under the trade name Precision Pathology Services, had licensed and developed CyPath® Lung as a laboratory developed test (“LDT”) for sale to physicians. The license agreement provided that revenues from the sale would be split evenly between the Company and Village Oaks. In the second quarter of 2022, prior to the acquisition, we started to recognize revenue as part of a limited beta market testing program of the CyPath® Lung test. We have never been profitable, and as of September 30, 2025, we had a working capital of approximately $6.3 million and an accumulated deficit of approximately $65.4 million. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our diagnostic tests and advance our diagnostic tests through clinical trials.

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

Results of Operations

Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2024

Net loss for the three months ended September 30, 2025, was approximately $5.1 million, compared to a net loss of approximately $2.0 million for the three months ended September 30, 2024.

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

	For the Three Months Ended September 30,
	2025	2024
Patient service fees[1]	$1,172,948	$2,049,851
Histology service fees	255,586	281,861
Medical director fees	17,274	16,943
Department of Defense observational studies	—	1,731
Other revenues	258	—
Total net revenue	$1,446,066	$2,350,386

1 Patient services fees include direct billing for CyPath® Lung diagnostic tests as well as anatomical tests and pathology services unrelated to CyPath® Lung including services discontinued due to unprofitability.

Consolidated revenue decreased approximately $0.9 million, or 38%, to $1.5 million for the three months ended September 30, 2025, as compared to $2.4 million for the three months ended September 30, 2024, primarily as a result of the Company’s targeted strategic actions to discontinue certain unprofitable pathology services and drive sales growth for CyPath® Lung. CyPath® Lung testing revenue increased approximately $63,000, or 47%, to $296,000 for the three months ended September 30, 2025, compared to $133,000 for the three months ended September 30, 2024, as a result of a total of 385 test results delivered for the three months ended September 30, 2025, compared to 172 tests for the three months ended September 30, 2024.

Operating Expenses

	Three Months Ended		Change in 2025
	September 30,		Versus 2024
	2025	2024	$	%
Operating expenses:
Direct costs and expenses	$942,211	$1,440,158	$(497,947)	(35)%
Research and development	330,589	274,497	56,092	20%
Clinical development	143,311	93,705	49,606	53%
Selling, general and administrative	2,209,441	2,364,592	(155,151)	(7)%
Depreciation and amortization	113,360	151,298	(37,938)	(25)%
Total operating expenses	$3,738,912	$4,324,250	$(585,338)	(14)%

Operating expenses totaled approximately $3.7 million and $4.3 million during the three months ended September 30, 2025 and 2024, respectively. The decrease in operating expenses is the result of the following factors:

Direct costs and expenses

Our direct costs and expenses are primarily direct labor for pathology services, laboratory supplies and reagents, laboratory equipment, and allocated shared facilities. Direct costs and expenses totaled $0.9 million and $1.4 million during the three months ended September 30, 2025 and 2024, respectively. The decrease of approximately $0.5 million for 2025 compared to 2024 was primarily attributable to the targeted strategic actions which occurred in March 2025, aimed at streamlining operations and reducing costs related to our lab operations.

Research and Development Expenses

Our research and development expenses consist primarily of expenditures for lab operations, preclinical studies, compensation, and consulting costs.

Research and development expenses totaled approximately $331,000 and $275,000 for the three months ended September 30, 2025 and 2024, respectively. The increase of approximately $56,000, or 20%, for the three months ended September 30, 2025, compared to the same period in 2024 was primarily attributable to an increase project costs as we continue to advance development for diagnostic tests targeted at COPD and asthma.

Clinical Development

Clinical development expenses totaled approximately $143,000 and $94,000 for the three months ended September 30, 2025 and 2024, respectively. The increase of approximately $49,000, or 53%, for the three months ended September 30, 2025, compared to the same period in 2024 was primarily attributable to an increase in professional fees in 2025 related to managing our clinical strategy for our pivotal clinical trial.

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of expenditures related to employee compensation, selling and marketing costs, legal, accounting, tax and other professional services, and general operating expenses.

Selling, general and administrative expenses totaled approximately $2.2 million and $2.4 million for the three months ended September 30, 2025 and 2024, respectively. The decrease of approximately $0.2 million, or 7%, for the three months ended September 30, 2025, compared to the same period in 2024 was primarily attributable to a decrease in general and administrative costs related to lab operations as a result of our targeted strategic actions which occurred in March 2025, aimed at streamlining operations and reducing costs. These decreases were partially offset by an increase in employee compensation related to the addition of additional personnel and support services to support sales of our diagnostic test, CyPath® Lung.

Depreciation and Amortization

Depreciation and amortization expenses totaled approximately $113,000 and $151,000 for the three months ended September 30, 2025 and 2024, respectively. The decrease of approximately $38,000, or 25%, for the three months ended September 30, 2025, compared to the same period in 2024 was primarily attributable to the termination of a financing lease in April 2025 due to the Company’s targeted strategic actions announced in March, 2025.

Other Income (Expense)

	Three Months Ended		Change in 2025
	September 30,		Versus 2024
	2025	2024	$	%
Interest (expense) income, net	$(4,270)	$(19,403)	$15,133	78%
Other income (expense), net	(3,326)	(5,014)	1,688	34%
Gain (loss) on remeasurement of warrant liabilities	(2,747,460)	—	(2,747,460)	—%
Total other (expense) income	$(2,755,056)	$(24,417)	$(2,730,639)	11,183%

Total other income (expense), net totaled ($2.8 million) and approximately ($24,000) for the three months ended September 30, 2025 and 2024, respectively. The increase in the total other expenses of approximately $2.7 million is mostly attributable to the remeasurement of warrant liability, which was reclassified as equity after completion of certain events which prevented for equity classification.

Nine Months Ended September 30, 2025, Compared to Nine Months Ended September 30, 2024

Net loss for the nine months ended September 30, 2025, was approximately $11.8 million, compared to a net loss of approximately $6.0 million for the nine months ended September 30, 2024.

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

	For the Nine Months Ended September 30,
	2025	2024
Patient service fees[1]	$3,685,397	$6,259,806
Histology service fees	827,944	811,914
Medical director fees	51,171	50,136
Department of Defense observational studies	—	8,654
Other revenues	4,634	23,919
Total net revenue	$4,569,146	$7,154,429

1 Patient services fees include direct billing for CyPath® Lung diagnostic tests and anatomical testing and pathology services wholly unrelated to CyPath® Lung including those services discontinued due to unprofitability.

Consolidated revenue decreased approximately $2.6 million, or 36%, to $4.6 million for the nine months ended September 30, 2025, as compared to $7.2 million for the nine months ended September 30, 2024, primarily as a result of the Company’s targeted strategic actions to discontinue certain unprofitable pathology services and drive sales growth for CyPath® Lung. CyPath® Lung testing revenue increased approximately $287,000, or 86%, to $619,000 for the nine months ended September 30, 2025, compared to $332,000 for the nine months ended September 30, 2024, as a result of a total of 775 test results delivered for the nine months ended September 30, 2025, compared to 393 tests for the nine months ended September 30, 2024.

Operating Expenses

	Nine Months Ended		Change in 2025
	September 30,		Versus 2024
	2025	2024	$	%
Operating expenses:
Direct costs and expenses	$3,326,673	$4,421,309	$(1,094,636)	(25)%
Research and development	1,009,347	1,070,569	(61,222)	(6)%
Clinical development	410,943	194,127	216,816	112%
Selling, general and administrative	6,876,551	7,023,311	(146,760)	(2)%
Depreciation and amortization	381,177	452,005	(70,828)	(16)%
Total operating expenses	$12,004,691	$13,161,321	$(1,156,620)	(9)%

Operating expenses totaled approximately $12.0 million and $13.2 million during the nine months ended September 30, 2025 and 2024, respectively. The decrease in operating expenses is the result of the following factors:

Direct costs and expenses

Our direct costs and expenses are primarily direct labor for pathology services, laboratory supplies and reagents, laboratory equipment, and allocated shared facilities. Direct costs and expenses totaled approximately $3.3 million and $4.4 million during the nine months ended September 30, 2025 and 2024, respectively. The decrease of approximately $1.1 million for 2025 compared to 2024 was primarily attributable to the targeted strategic actions which occurred in March 2025, aimed at streamlining operations and reducing costs related to our lab operations.

Research and Development Expenses

Our research and development expenses consist primarily of expenditures for laboratory operations, preclinical and clinical studies, compensation, and consulting costs.

Research and development expenses totaled $1.0 million and $1.1 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease of approximately $0.1 million, or 6%, for the nine months ended September 30, 2025, compared to the same period in 2024 was primarily attributable to a decrease in compensation costs and benefits and lab supplies.

Clinical Development

Clinical development expenses totaled approximately $0.4 million and $0.2 million for the nine months ended September 30, 2025 and 2024, respectively. The increase of approximately $0.2 million, or 112%, for the nine months ended September 30, 2025, compared to the same period in 2024 was primarily attributable to an increase in professional fees in 2025 related to managing our clinical strategy for our pivotal clinical trial.

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of expenditures related to employee compensation, selling and marketing costs, legal, accounting and tax, and other professional services, and general operating expenses.

Selling, general and administrative expenses totaled approximately $6.9 million and $7.0 million for each of the nine months ended September 30, 2025 and 2024, respectively. Our selling, general and administrative costs stayed level as a result of decreases from targeted strategic actions aimed at streamlining operations and reducing costs in our lab operations, offset by increases in employee compensation related to the addition of personnel and support services to support sales of our diagnostic test, CyPath® Lung.

Depreciation and Amortization

Depreciation and amortization expenses totaled approximately $381,000 and $452,000 for the nine months ended September 30, 2025 and 2024, respectively. The decrease of approximately $71,000, or 16%, for the nine months ended September 30, 2025, compared to the same period in 2024 was primarily attributable to the termination of a financing lease in April 2025 due to the Company’s targeted strategic actions announced in March 2025.

	Nine Months Ended		Change in 2025
	September 30,		Versus 2024
	2025	2024	$	%
Interest (expense) income, net	$(27,648)	$(58,889)	$26,241	49%
Other income (expense), net	(457,956)	(503)	(457,453)	(90,945)%
Gain (loss) on remeasurement of warrant liabilities	(3,810,278)	—	(3,810,278)	—%
Total other (expense) income	$(4,295,882)	$(54,392)	$(4,241,490)	7,998%

Other Income (Expense)

Total other income (expense), net totaled ($4.3 million) and approximately $(54,000) for the nine months ended September 30, 2025 and 2024, respectively. The increase in total other expenses of approximately $4.2 million is mostly attributable to the remeasurement of warrant liability and offering costs related to the May public offering, which was further reclassified as equity after the completion of certain events which prevented equity classification.

Liquidity, Capital Resources, and Going Concern

To date, we have funded our operations primarily through our IPO, exercise of stock options and warrants, and the sale of our securities, resulting in gross proceeds of approximately $58.2 million. We have evaluated whether there are conditions and events that raise substantial doubt about our ability to continue as a going concern for at least one year after the date the condensed consolidated financial statements are issued.

We have incurred losses since our inception in 2014 as a result of significant expenditures for operations and research and development and, prior to April 2022, the lack of any approved diagnostic test or therapeutic products to generate revenue. For the nine months ended September 30, 2025 and 2024, we had net losses of $11.8 million and $6.1 million, respectively, and we expect to incur substantial additional losses in future periods. We have an accumulated deficit of approximately $65.4 million as of September 30, 2025. Despite our recent financing in the third quarter of 2025 in which we raised gross proceeds of $10.4 million, we believe our current cash and anticipated revenue from operations will be sufficient to support our operations through May 2026. Based on our current expected level of operating expenditures, current expected levels of revenue, and the cash and cash equivalents on hand at September 30, 2025, of $7.7 million, management concludes that there is substantial doubt about our ability to continue as a going concern for a period of at least twelve (12) months subsequent to the issuance of the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report. We need to raise further capital through the sale of additional equity or debt securities or other debt instruments, strategic relationships or grants, or through exercised outstanding warrants to support our future operations unless our revenue increases significantly. Our business plan includes expansion for our commercialization efforts which will require additional funding. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate revenue and raise capital from financing transactions. There can be no assurance that we will be successful in accomplishing these objectives.

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

Summary Statements of Cash Flows

The following information reflects cash flows for the periods presented:

	Nine Months Ended
	September 30,
	2025	2024

Cash and cash equivalents at beginning of period	$1,105,291	$2,821,570
Net cash used in operating activities	(6,769,279)	(5,587,634)
Net cash used in investing activities	(60,567)	(79,082)
Net cash provided by financing activities	13,393,750	3,601,726
Cash and cash equivalents at end of period	$7,669,195	$756,580

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $6.8 million and $5.6 million for the nine months ended September 30, 2025 and 2024, respectively. The increase of approximately $1.2 million in cash used by operations during the nine months ended September 30, 2025, compared to the same period in 2024 was primarily attributable to an increase of $5.7 million in our loss from operations, a decrease in accounts payable and accrued expenses by $0.4 million offset by a decrease in accounts receivable by $1.2 million compared to the prior year, and a fair value adjustment to the warrant liability by $3.8 million related to the May 2025 warrant agreement.

Net Cash Used in Investing Activities

We used approximately $60,000 for the nine months ended September 30, 2025, in investing activities related primarily to purchase of computer and lab equipment, compared to approximately $80,000 used in investing activities for the nine months ended September 30, 2024.

Net Cash Provided by Financing Activities

Cash provided in financing activities was approximately $13.4 million compared to cash provided by financing activities of approximately $3.6 million for the nine months ended September 30, 2025 and 2024, respectively. The change in proceeds from prior year was primarily related to net proceeds from the equity transactions of $13.7 million offset by payments for loans and finance leases of $0.3 million, compared to the prior year of equity transactions of $3.6 million offset by payments for loans and finance leases of approximately $18,000.

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

Patient Fee Receivables and Considerations for Credit Losses

We follow accounting considerations of Current Expected Credit Loss (“CECL”) - Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. With the acquisition of PPLS and control of Village Oaks, the Company’s board-certified pathologists provide anatomic and clinical pathology services for patients and other customers. The Company’s other customer types include contract research organizations (“CROs”), hospitals, and independent laboratories. The majority of the Company’s revenues stem from fees for services provided to patients, and thus in those arrangements, the patient is the customer, although the services may be requested by a physician on the patient’s behalf. Furthermore, in addition to its contracts with patients, the Company separately contracts with third-party payors (insurance companies and governmental payors), who are typically responsible for all or the majority of the fees agreed upon for such services provided to patients. Historically, material amounts of gross charges are not collected due to various agreements with insurance companies, capped pricing levels for government payors, and uncollectible balances from individual payors. To estimate these allowances of credit losses, the Company assesses the portfolio risk segments and historical data on collection rates. These estimated allowances offset patient revenues and accounts receivables.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report, is collected, recorded, processed, summarized, and reported within the time periods specified under the rules of the SEC. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized, and reported within the time periods specified in the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As of September 30, 2025, the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act. The Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on their assessment, they have concluded that as of September 30, 2025, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) over financial reporting during the three months ended September 30, 2025, the period covered by this Quarterly Report, that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

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

Prior to 2022, we had not generated any revenue. During the nine months ended September 30, 2025, we generated revenue of approximately $4.6 million, and $9.4 million during the year ended December 31, 2024.

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

As of September 30, 2025, we had an accumulated deficit of $65.4 million and $7.7 million cash on hand. As of October 29, 2025, our cash and cash equivalents were $8.4 million. Despite our recent financings, we will need to raise further capital through the sale of additional equity or debt securities or other debt instruments, strategic relationships or grants, or other arrangements to support our future operations. Our business plan includes expansion for our commercialization efforts which will require additional funding. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate revenue and raise capital from financing transactions. Without funding from the proceeds of a capital raise or strategic relationship or grant, management anticipates that our cash resources are sufficient to continue operations through May 2026. Based on our current expected level of operating expenditures, current expected levels of revenue, and the cash and cash equivalents on hand at September 30, 2025, of $7.7 million, management concludes that there is substantial doubt about our ability to continue as a going concern for a period of at least twelve (12) months subsequent to the issuance of the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of new business opportunities. There can be no assurance that we will be successful in accomplishing these objectives. Without such additional capital, we may be required to curtail or cease operations and be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment. WithumSmith+Brown, PC, our independent registered public accounting firm for the fiscal year ended December 31, 2024, has included an explanatory paragraph in its opinion that accompanies our audited consolidated financial statements as of and for the year ended December 31, 2024, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern.

We are unable to precisely estimate when we will begin to generate significant profit from revenue, if ever, from PPLS’ services, the amount of profit or revenue that will be generated, or the expenses that will be incurred.

Since its acquisition in September 2023, we have generated $16.4 million in revenue from PPLS. Once we begin to generate profit from revenue, there is no guarantee that it will be sufficient to realize the expected financial benefits of the acquisition. In addition, since we have limited experience operating a clinical laboratory, we may not accurately estimate the expenses we will incur.

Risks Related to Ownership of Our Common Stock and Warrants

Our failure to maintain compliance with the continued listing requirements of The Nasdaq Capital Market could result in a de-listing of our Common Stock.

The shares of our Common Stock are currently listed for trading on The Nasdaq Capital Market under the symbol “BIAF” and our tradeable warrants are listed for trading on The Nasdaq Capital Market under the symbol “BIAFW.” We must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum stockholders’ equity of $2.5 million and a minimum closing bid price of $1.00 per share or risk delisting, which would have a material adverse effect on our business. A delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities.

We have in the past, and may in the future, be unable to comply with certain of the listing standards that we are required to meet to maintain the listing of our securities on The Nasdaq Capital market. For example, on February 7, 2025, we received written notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that for the preceding 30 consecutive business days (December 23, 2024, through February 6, 2025), our Common Stock did not maintain a minimum closing bid price of $1.00 (“Minimum Bid Price Requirement”) per share as required by Nasdaq Listing Rule 5550(a)(2). Therefore, in accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided 180 calendar days, or util August 6, 2025, to regain compliance with the rule.

In addition, on May 27, 2025 we received written notice from the Staff stating that we were not in compliance with Nasdaq Listing Rule 5550(b)(1) (the “Continued Listing Equity Requirement”) because our stockholders’ equity of $1,439,404 as of March 31, 2025, as reported in the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 15, 2025, was below the minimum requirement of $2,500,000. Pursuant to Nasdaq’s Listing Rules, we had 45 calendar days to submit a plan to regain compliance (a “Compliance Plan”) with the Continued Listing Equity Requirement. On July 14, 2025, the Company submitted its plan to regain compliance with the Continued Listing Equity Requirement.

On August 7, 2025, we received written notice from the Listing Qualifications Staff of Nasdaq that we had not regained compliance with the Minimum Bid Price Requirement by August 6, 2025 and were not eligible for a second 180-day compliance period as we did not comply with the minimum stockholders’ equity requirement for initial listing on the Nasdaq Capital Market. As a result, unless we requested an appeal to a hearings panel (the “Panel”) by August 14, 2025, our securities would be scheduled for delisting from The Nasdaq Capital Market and would be suspended at the opening of business on August 18, 2025.

We submitted an appeal to Nasdaq on August 14, 2025, which stayed the delisting and suspension of the Company’s securities pending the decision of the Panel. On August 14, 2025, we received written notice from Nasdaq that our hearing has been scheduled for September 11, 2025. At the hearing, the Company presented its views and its plans to regain compliance with the Minimum Bid Price Requirement and the Continued Listing Equity Requirement to the Panel. On September 18, 2025, Nasdaq granted us an extension until October 2, 2025 to demonstrate compliance with the Minimum Bid Price Requirement and Continued Listing Equity Requirement. On October 14, 2025, the Company received a letter from Nasdaq stating that the Panel had found the Company to be in compliance with Listing Rule 5550(a)(2) (the “Minimum Bid Price Rule”) and 5550(b)(1) (the “Minimum Stockholders’ Equity Rule”). The letter also indicated that the Company will be subject to a mandatory panel monitor for a period of one year. If, within that one-year monitoring period, the Company fails to comply with the Minimum Stockholders’ Equity Rule, the Company will not be permitted additional time to regain compliance. However, the Company will have an opportunity to request a new hearing with the Nasdaq Hearings Panel prior to the Company’s securities being delisted from Nasdaq.

There is no assurance that we will maintain compliance with the minimum listing requirements with all applicable requirements for continued listing on Nasdaq. If our securities were delisted from Nasdaq, trading of our securities would most likely take place on an over-the-counter market established for unlisted securities, such as the OTCQB or the Pink Market maintained by OTC Markets Group Inc. An investor would likely find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our securities on an over-the-counter market, and many investors would likely not buy or sell our securities due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our securities would be subject to SEC rules as a “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher-priced stock, would further limit the ability of investors to trade in our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities.

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

For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our securities, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified employees and to raise capital.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS.

Exhibit No.	Title of Document

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File – the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 is formatted in Inline XBRL

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOAFFINITY TECHNOLOGIES, INC.

Date: November 14, 2025	By:	/s/ Maria Zannes
Maria Zannes
Chief Executive Officer, President, Founder, and Director
(Principal Executive Officer)

Date: November 14, 2025	By:	/s/ J. Michael Edwards
J. Michael Edwards
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

