Form 10-K
period 2025-12-31
bioAffinity Technologies, Inc.
filed 2026-03-16
CIK 1712762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025.

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on that date, as reported by the Nasdaq Capital Market on such date was approximately $22.6 million. Shares of the registrant’s common stock held by each executive officer, director and holder of 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares outstanding of the issuer’s common stock, $0.007 par value (the “Common Stock”), is 4,498,675 as of March 13, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to the 2026 annual meeting of stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended December 31, 2025 (the “Proxy Statement”).

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are predictive in nature, depend on or refer to future events or conditions, and are sometimes identified by words such as “may,” “could,” “plan,” “project,” “predict,” “pursue,” “believe,” “expect,” “estimate,” “anticipate,” “intend,” “target,” “seek,” “potentially,” “will likely result,” “outlook,” “budget, “objective,” “trend,” or similar expressions of a forward-looking nature and the negative versions of such expressions. The forward-looking information contained in this report is generally located under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. The forward-looking statements in this report generally relate to the plans and objectives for future operations of bioAffinity Technologies, Inc. and are based on our management’s reasonable estimates of future results or trends. Although we believe these forward-looking statements are reasonable, all forward-looking statements are subject to various risks and uncertainties, and our projections and expectations may be incorrect. The factors that may affect our expectations regarding our operations include, among others, the following:

●	our projected financial position and estimated cash burn rate;

●	our estimates regarding expenses, future revenues, and capital requirements;

●	the success, cost, and timing of our clinical trials;

●	our ability to obtain funding for our operations necessary to complete further development and commercialization of our diagnostic tests or therapeutic product candidates;

●	our dependence on third parties in the conduct of our clinical trials;

●	our ability to obtain the necessary regulatory approvals to market and commercialize our diagnostic tests or therapeutic product candidates;

●	the potential that the results of our pre-clinical and clinical trials indicate our current diagnostic tests or any future diagnostic tests or therapeutic product candidates we may seek to develop are unsafe or ineffective;

●	the results of market research conducted by us or others;

●	our ability to obtain and maintain intellectual property (“IP”) protection for our diagnostic and therapeutic inventions or future diagnostic and therapeutic inventions to expand our product offerings;

●	our ability to protect our IP rights and the potential for us to incur substantial costs from lawsuits to enforce or protect our IP rights;

●	the possibility that a third party may claim we or our third-party licensors have infringed, misappropriated, or otherwise violated their IP rights and that we may incur substantial costs and be required to devote substantial time defending against such claims;

●	our reliance on third parties;

●	the success of competing diagnostic tests and therapeutic products that are or will become available;

●	our ability to expand our organization to accommodate potential growth and to retain and attract key personnel;

●	our potential to incur substantial costs resulting from product liability lawsuits against us and the potential for such lawsuits to cause us to limit the commercialization of our diagnostic tests and therapeutic product candidates;

●	market acceptance of our diagnostic tests and therapeutic product candidates, the size and growth of the potential markets for our current diagnostic tests and therapeutic product candidates, and any future diagnostic tests and therapeutic product candidates we may seek to develop, and our ability to serve those markets;

●	the successful development of our commercialization capabilities, including sales and marketing capabilities;

●	compliance with government regulations, including environmental, health, and safety regulations and liabilities thereunder;

●	the impact of a health epidemic on our business, our clinical trials, our research programs, healthcare systems, or the global economy as a whole;

●	general instability of economic and political conditions in the United States (“U.S.”), including inflationary pressures, increased interest rates, economic slowdown or recession, and escalating geopolitical tensions;

●	our anticipated uses of net proceeds from our financings;

●	the increased expenses associated with being a public company; and

●	other factors discussed elsewhere in this Annual Report.

Many of the foregoing risks and uncertainties, as well as risks and uncertainties that are currently unknown to us, are or may be exacerbated by factors such as the ongoing conflict between Ukraine and Russia, escalating tensions between China and Taiwan, conflict in the Middle East, increasing economic uncertainty and inflationary pressures, and any consequent worsening of the global business and economic environment. New factors emerge from time to time, and it is not possible for us to predict all such factors. Should one or more of the risks or uncertainties described in this Annual Report or any other filing with the Securities and Exchange Commission (the “SEC”) occur or should the assumptions underlying the forward-looking statements we make herein and therein prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

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

Summary of Risk Factors

Risks Related to Our Financial Position

●	Our business plan relies upon our ability to obtain additional sources of capital and financing.
●	We must raise additional capital to fund our operations in order to continue as a going concern.
●	We are unable to precisely estimate when we will begin to generate significant profit from Precision Pathology Laboratory Services (“PPLS”).

Risks Related to Development and Commercialization of Our Diagnostic Tests

●	Delays or difficulties in the enrollment of patients in our clinical trials could delay greater adoption by physicians of our commercial test.
●	Clinical trials are expensive, time-consuming, and may not be successful.
●	If our tests do not perform as expected, our operating results, reputation, and business will suffer.
●	We may experience difficulties that delay or prevent our development, introduction, or marketing of enhanced or new tests.
●	If clinical testing of a particular diagnostic test or therapeutic product candidate does not yield successful results, we will be unable to commercialize that test or product candidate.
●	Even if our diagnostic tests or therapeutic products receive marketing approval, we may not be successful in commercializing them or they may fail to achieve market acceptance.
●	We are currently dependent upon our subsidiary, PPLS, to offer and perform CyPath® Lung.
●	If we are unable to convince physicians of the benefits of our proposed diagnostic tests or therapeutic products, we may incur delays or additional expense in our attempt to establish market acceptance.
●	Our ability to obtain adequate reimbursement for our diagnostic tests may impact our revenues.
●	Our employees, consultants, partners, and vendors may engage in misconduct or other improper activities.
●	Failure to comply with healthcare laws and regulations could result in substantial penalties.
●	We face intense competition in the biotechnology and pharmaceutical industries.
●	The market for our proposed tests and products is competitive and rapidly changing.
●	Healthcare cost containment initiatives and the growth of managed care may limit our returns.
●	Disruption of internal information technology systems will adversely affect our business.
●	Global climate change and related regulations could negatively affect our business.

Risks Related to the Operation of Our Commercial Laboratory Accredited by the College of American Pathologists (“CAP”) and the U.S. Centers for Medicare and Medicaid (“CMS”) in Accordance with the Clinical Laboratory Improvements Amendments of 1988 (“CLIA”).

●	PPLS’s operations depend upon the relationship of certain of our pathologists with existing customers.
●	PPLS may be unable to maintain equipment or generate revenue when its equipment is not operational.
●	If our sole laboratory facility becomes damaged or inoperable, loses its accreditation, or is required to vacate the facility, PPLS’ ability to sell its products or provide diagnostic assays and commercialization of tests in the research and development stage may be jeopardized.
●	PPLS relies on commercial courier delivery services to transport sputum samples for CyPath® Lung, the disruption of which could harm its business.
●	Security breaches, data loss, and other disruptions could compromise sensitive information of PPLS’ business.
●	If PPLS uses hazardous chemicals in a manner that causes injury, PPLS could be liable for damages.
●	If PPLS is unable to successfully scale its operations to support demand, its business could suffer.
●	PPLS must dedicate substantial time and resources to its complex billing process to be paid.
●	Delays of third-party billing and collection providers and delays associated with an in-house billing function to transmit claims to payors could have an adverse effect on PPLS.

Risks Related to Intellectual Property Rights

●	If we fail to comply with our obligations imposed by any IP licenses with third parties that we may need in the future, we could lose rights that are important to our business.
●	In the future, we may need to obtain additional licenses of third-party technology that may not be available to us or are available only on commercially unreasonable terms.
●	Our competitive position depends on protection of our IP.
●	Diagnostic tests and therapeutic products we develop could be subject to infringement claims.
●	We may become involved in lawsuits to protect or enforce our IP.
●	If we are unable to protect our trade secrets, our business and competitive position could be harmed.
●	Changes in patent law could impair our ability to protect our tests and product candidates.
●	Our patent protection could be reduced or eliminated for non-compliance with requirements imposed by governmental patent agencies.
●	Patent terms may be inadequate to protect our diagnostic tests or therapeutic product candidates.
●	Issued patents could be found invalid or unenforceable.
●	If we do not obtain patent term extension, our business may be harmed.
●	We enjoy only limited geographical protection with respect to certain patents.
●	If our trademarks and trade names are not adequately protected, we may not be able to build name recognition.

Risks Related to Government Regulations

●	Failure to comply with applicable laws pertaining to our commercial test could adversely affect our business .
●	Third-party licensors of our future therapeutic products may be unable to obtain regulatory approval.
●	Failure to obtain regulatory approval in foreign jurisdictions would prevent our product candidates from being marketed in those jurisdictions.
●	We may never obtain approval of or commercialize such products outside of the U.S., which would limit our ability to realize their full market potential.
●	The impact of changes to healthcare policy and future healthcare reform legislation is unknown.

Risks Related to Ownership of Our Common Stock and Warrants

●	Our Common Stock market price may never exceed the exercise price of our outstanding warrants.
●	Holders of our warrants have no rights as stockholders until they exercise their warrants.
●	The provisions of our outstanding warrants could limit a warrant holder’s ability to choose the judicial forum for disputes.
●	An investment in our Company may involve tax implications.
●	Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.
●	Our Certificate of Incorporation permits “blank check” Preferred Stock, which can be designated by our Board without stockholder approval.
●	Provisions in our corporate charter documents and under Delaware law could make an acquisition of the Company more difficult.
●	Certain provisions in our Charter and Amended and Restated (“A&R”) Bylaws could make a merger, tender offer, or proxy contest difficult.

PART I

Item 1. Business

Business Overview

We develop noninvasive diagnostic laboratory tests to detect early-stage lung cancer and other diseases of the lung using flow cytometry and automated analysis informed by machine learning, a form of artificial intelligence (AI). Our first commercial diagnostic test, CyPath® Lung, identifies and analyzes cell populations using flow cytometry, including cancer and cancer-related cells, that indicate a malignancy in the lung.

CyPath® Lung addresses the need for noninvasive detection of early-stage lung cancer with the proven ability to detect the leading cancer killer at its curative Stage 1A. Lung cancer is the leading cause of cancer-related deaths worldwide. Physicians order CyPath® Lung to assist in their assessment of patients who are at high risk for lung cancer. The CyPath® Lung test enables physicians to more confidently identify patients who will likely benefit from timely intervention and more invasive follow-up procedures or those patients who are likely without lung cancer and should continue screening in accordance with guidelines. For patients with small pulmonary nodules less than 20 millimeters (mm), CyPath® Lung has shown 92% sensitivity and 87% specificity with 88% accuracy in a clinical trial, offering the potential to increase the overall diagnostic accuracy of lung cancer testing, which could lead to increased survival, fewer unnecessary invasive procedures, reduced patient anxiety, and lower medical costs.

CyPath® Lung is performed and offered by our wholly owned subsidiary PPLS, a clinical anatomic and pathology laboratory which we acquired by purchasing the assets of Village Oaks Pathology Services, P.A., a Texas professional association. PPLS is a CAP-accredited and CLIA-certified commercial laboratory that has been in operation for more than 18 years.

In addition to CyPath® Lung, we are advancing development of our flow cytometry+AI platform for companion diagnostic tests targeted at asthma and chronic obstructive pulmonary disease (“COPD”). Diagnostics under development are designed to quantify the extent and type of inflammation in the lung associated with disease and further detect specific receptors in sputum that may determine the effectiveness of new and emerging therapies for asthma and COPD that have proved to effectively treat specific types of inflammation. Therapeutics for these lung diseases that are on the market or in development can help some but not all patients, and often it is unknown before use whether a drug will be effective. Our tests in development are designed to help determine the most effective use of new and emerging therapies for asthma and COPD and lessen the need for a trial-and-error approach to proscribing treatment.

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

Research and optimization of our platform technologies are conducted in laboratories at our wholly owned subsidiary PPLS and leased laboratory space at The University of Texas at San Antonio (UTSA). UTSA provided notice in January 2026 that our lease would not be renewed, and as a result we will relocate our research operations from UTSA to privately owned laboratory space.

Current Year Financial Highlights

Key financial results for the year ended December 31, 2025, include:

●	Primarily as a result of the Company’s targeted strategic actions to discontinue unprofitable pathology services, reduce costs through operational efficiency, and drive sales growth for CyPath® Lung, consolidated revenue decreased approximately 34% to $6.2 million as compared to $9.4 million for the year ended December 31, 2024. While these actions contributed to lower consolidated revenue in the short term, they improved operating focus and cost structure and are intended to position our noninvasive lung cancer diagnostic for scalable growth and improved long-term margin potential.
●	CyPath® Lung testing revenue increased approximately 87% to $963,000 as compared to $516,000 for the year ended December 31, 2024, due to a 99% increase for a total of more than 1,200 test results delivered for the current year.
●	Raised approximately $16.9 million in gross proceeds from equity transactions to fund operating activities.

Recent Developments

The Start of Our Longitudinal Clinical Study

In March 2026, we enrolled our first patient in our clinical trial entitled “Detection of Early-Stage Lung Cancer in Sputum using Flow Cytometry and an Automated Analysis Pipeline” (NCT07168993). The John P. Murtha Cancer Center Research Program (MCCRP), a research program within the Department of Surgery at the Uniformed Services University of the Health Sciences in Bethesda, Maryland, is providing support and funding associated with the trial at three collection sites – Brooke Army Medical Center in San Antonio, Texas, Walter Reed Medical Center in Bethesda, Maryland, and the South Texas Audie L. Murphy Memorial Veterans Medical Center.

The approved trial protocol calls for enrollment of up to 2,063 patients at 17 VA, military, academic and private medical centers who are at high risk for lung cancer with one or more indeterminate pulmonary nodules between 6 mm to less than 30 mm. Patients enrolled in the trial will be followed until the patient receives either a diagnosis of cancer or noncancer, with patients followed up to two years. The clinical trial will evaluate the clinical performance of the test as a sensitive and specific noninvasive diagnostic to identify the presence of lung cancer in high-risk individuals who have indeterminate pulmonary nodules as determined by CT imaging. To differentiate the investigational use of our CyPath® Lung test that is offered for commercial sale and use, we use the name “FlowPathtm Lung” in protocol documents and on collection kits provided to sites.

Continuation of Research Studies with the Military

Following the sale of tests to Brooke Army Medical Center (“BAMC”) beginning in the fourth quarter of 2023 and through 2024 as part of an observational study, we began a collaboration with BAMC in the fourth quarter 2025 to collect and validate the clinical utility of using CyPath® Lung to analyze sputum samples obtained by tracheal and bronchial suctioning for early detection of lung cancer. Bronchoscopy is used commonly in the United States, with approximately 500,000 procedures performed annually. The CyPath® Lung study with BAMC will explore an approach that could expand the utility of bronchoscopy-collected samples for earlier, noninvasive lung cancer detection.

In the first quarter of 2026, we began a research collaboration with BAMC to advance the development of companion diagnostic tests targeted at asthma and COPD. The initial research study is designed to quantify the extent and type of inflammation in the lung associated with disease and further determine the ability of our diagnostic platform to detect specific receptors in sputum that determine the effectiveness of new and emerging therapies for asthma and COPD that have been proved to effectively treat specific types of inflammation.

Positive Research Findings Advance Company’s Pipeline Tests for Asthma

In March 2026, the Company presented positive research findings for its platform technology’s ability to identify antibody drug receptors in sputum, including receptors for dupilumab, a leading therapy for asthma and chronic obstructive pulmonary disease (“COPD”), and benralizumab, another asthma therapy. The research, presented at the American Academy of Allergy, Asthma and Immunology’s annual conference, advances the Company’s pipeline tests aimed at guiding personalized treatment decisions and improving disease monitoring for asthma and COPD sufferers.

Appointment of Nationally Recognized Lung Cancer Authorities to its Medical and Scientific Advisory Board

In February 2026, we announced the appointment of David Ost, MD, MPH, Chief of Pulmonary, Critical Care and Sleep Medicine at the University of Texas MD Anderson Cancer Center, Daniel Sterman, MD, Chief of the Division of Pulmonary, Critical Care and Sleep Medicine at New York University Langone Medical Center, and J. Scott Ferguson, MD, Director of Interventional Pulmonology at the University of Wisconsin School of Medicine and Public Health, to our Medical and Science Advisory Board that includes recognized leaders in the field of lung cancer.

New Patient Case Studies Add to Real-World Evidence of CyPath® Lung Reducing Diagnostic Burden

In February 2026, we announced two additional patient case studies where a CyPath® Lung result of “Unlikely Malignancy” relieved patient anxiety and supported the physician’s decision to continue repeat imaging rather than subjecting patients to invasive, risky and costly biopsies. The case studies add to a growing number of reported cases where CyPath® Lung has made a decisive positive impact on patient care.

PPLS Continues to Meet Highest Standards for Laboratory Operations

In January 2026, we announced that PPLS maintained its accreditation across all laboratory service lines from the College of American Pathologists (CAP), considered the gold standard for excellence. CAP accreditation signifies that a laboratory meets high standards of quality, accuracy and patient safety through comprehensive peer-based inspections conducted every two years.

Public and Private Offerings

In October 2025, we entered into definitive agreements for the purchase and sale of 720,000 shares of common stock, par value $0.007 per share, at a purchase price of $2.50 per share in a registered direct offering priced at-the-market under Nasdaq rules. The gross proceeds from the offering were approximately $1.8 million before deducting placement agent fees and other offering expenses payable by us.

On September 29, 2025, we consummated a best efforts public offering of an aggregate of (i) 1,047,694 shares of Common Stock and (ii) pre-funded warrants to purchase up to 874,067 shares of Common Stock in lieu of shares of Common Stock. Each share was sold at a public offering price of $2.50. Each pre-funded warrant was sold at a public offering price of $2.493. The total gross proceeds for the transaction were approximately $4.8 million.

On August 13, 2025, we entered into a securities purchase agreement with certain institutional and accredited investors, pursuant to which the Company agreed to issue and sell in a private placement (i) 990 shares of our newly designated Series B Convertible Preferred Stock, with a par value $0.001 per share and stated value of $1,000 per share, for gross proceeds to us of $990,000, which were initially convertible into 143,476 shares of our Common Stock at an initial conversion price of $6.90 per share and (ii) warrants to purchase up to 223,824 shares of our Common Stock at an exercise price of $10.56 per share of Common Stock.

On May 7, 2025, we completed a public offering of securities for gross proceeds of $3.25 million, before deducting agent fees and other estimated expenses payable by us. The offering consisted of 338,541 shares of our Common Stock, of which 79,044 were pre-funded warrants, together with warrants to purchase up to 507,812 shares of Common Stock, at a combined offering price for each share of Common Stock (or pre-funded warrant) and accompanying warrant of $9.60 per share. The warrants have an exercise price of $10.56 per share and have certain provisions that allow for additional shares to be issued in the event of a reverse split of Common Stock. Additionally, the warrants include an anti-dilution adjustment which is subject to stockholder approval.

On February 26, 2025, pursuant to the terms of a warrant inducement agreement (the “February Inducement Agreement”), we entered into with certain holders of existing warrants dated February 25, 2025, such holders exercised for cash (i) warrants to purchase an aggregate of up to 43,402 shares of Common Stock issued on August 5, 2024 (the “August Warrants”), at the reduced exercise price of $17.40 per share, and (ii) warrants to purchase an aggregate of up to 37,878 shares of Common Stock issued on October 21, 2024 (the “October Warrants”), at the reduced exercise price of $17.40 per share. We received aggregate gross proceeds of approximately $1.4 million, before deducting advisory fees and other expenses payable by it. In consideration of the immediate exercise of the October Warrants and August Warrants by the holders thereof in accordance with the February Inducement Agreement, we issued unregistered common warrants to purchase an aggregate of up to 97,538 shares of Common Stock (120% of the number of shares of Common Stock issuable upon exercise of the October Warrants and August Warrants) to such holders.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of the foregoing transactions.

Our First Diagnostic Test – CyPath® Lung

Lung cancer remains the most commonly diagnosed cancer and the leading cause of cancer-related deaths worldwide, claiming more than 1.8 million lives with almost 2.5 million new cases reported in 2022, according to a 2024 article in CA: A Cancer Journal for Clinicians. Lung cancer is the leading cause of cancer deaths in the European Union with an estimated 17 to 34 million people at high risk, according to Cancer Epidemiology. China reported 1,060,600 cases of lung cancer in 2022. The American Lung Association (“ALA”) estimated that screening for individuals at high risk for lung cancer has the potential to improve lung cancer survival rates by finding disease at an earlier stage when it is more likely to be curable. An estimated 19.3 million Americans should have annual screening for lung cancer, according to American Cancer Society recommendations. A study published in the New England Journal of Medicine titled “Survival of patients with stage I lung cancer detected on CT screening” dated October 26, 2006, reported that the survival rate of individuals with Stage I lung cancer who underwent surgical resection within one month after diagnosis had a 10-year survival rate of 92%, as compared to the current overall five-year survival rate in the U.S. of 29.7% as reported by the ALA in its 2025 “State of Lung Cancer” report . Unfortunately, most lung cancer is detected in late stages. The results of a large national clinical trial that was reported in the New England Journal of Medicine in an article dated August 4, 2011, titled “Reduced Lung-Cancer Mortality with Low-Dose Computed Tomographic Screening” showed that screening for lung cancer using low-dose computed tomography (“LDCT”) resulted in a reduction of the mortality rate by up to 20% as compared to screening by X-ray if LDCT screening is used by patients at high risk for lung cancer on an annual basis. If half of the individuals at high risk were screened, more than 12,000 lung cancer deaths could be prevented, according to the ALA. However, the New England Journal of Medicine article also reported that LDCT was shown to have a low positive predictive value of less than 4%. This means that for every 100 people who receive a positive result from LDCT screening and are suspected of having lung cancer, only four actually have the disease. A reliable, noninvasive, and cost-effective diagnostic test can increase diagnosis of early-stage lung cancer while lowering the number of unnecessary and invasive procedures for patients with a false positive result from LDCT screening. (A false positive test result indicates that the patient has lung cancer when he or she does not have the disease.)

CyPath® Lung is a test for early-stage lung cancer proven to detect curative Stage 1A lung cancer that is designed to meet the need for greater diagnostic certainty. Based on our internal analysis, its use in conjunction with LDCT is predicted to improve the positive predictive value (the probability that patients with a positive LDCT scan truly have the disease) by a factor of five. Our analysis concludes that improving the positive predictive value of LDCT with the use of CyPath® Lung has the potential to subject fewer patients to the stresses of misdiagnosis or unnecessary diagnostic procedures, such as biopsies, while also reducing healthcare costs. Physicians receive a CyPath® Lung test result within three days of the sample arriving at the laboratory that identifies patients who should undergo more aggressive follow-up procedures to confirm a suspected lung cancer or guide and support a physician’s decision to monitor the patient using LDCT or CT imaging.

The results of a clinical trial using CyPath® Lung, “Detection of Early-Stage Lung Cancer in Sputum using Automated Flow Cytometry and Machine Learning,” published in Respiratory Research on January 21, 2023, reported overall 88% specificity, meaning the ability to correctly identify a person without cancer, and 82% sensitivity, meaning the ability to correctly identify cancer in a person with the disease. For the subset of patients in this trial who had lung nodules 20 millimeters or smaller or no nodules detected by imaging, this trial resulted in 92% sensitivity, 87% specificity, 99% negative predictive value, and 88% accuracy. This 150-patient test validation trial analyzed sputum from people at high risk for lung cancer including patients with the disease (N=28) and those who were cancer-free (N=122). In the subset of 132 individuals with small nodules, 119 patients were cancer-free and 13 had confirmed lung cancer. Eight out of 10 (80%) of Stage I tumors were correctly identified. Sensitivity is the percentage of persons with the disease – in this case, lung cancer – who are correctly identified by the test. Specificity is the percentage of persons without lung cancer who are correctly identified by the test. The cancer group included all lung cancer types, but mostly squamous cell carcinoma and adenocarcinoma lung cancer (in near equal numbers), showing that CyPath® Lung detects all types of lung cancer. Furthermore, clinical trial results reported an Area Under the Curve (AUC) value of 0.89 for CyPath® Lung. AUC value indicates the ability of a test to distinguish between positive and negative cases. An AUC value of 0.7 to 0.8 is considered acceptable; 0.8 to 0.9 is excellent; more than 0.9 is outstanding. In study participants with lung nodules less than 20 mm, the test performed with an AUC value of 0.94.

A study authored by two pulmonologists and published in 2024 in the peer-reviewed Journal of Health Economics and Outcomes Research reported that adding CyPath® Lung to the standard of care for Medicare patients with a positive lung cancer screening could have saved an average of $2,773 per patient for total cost savings of $379 million in 2022, while the screening could have saved an average of $6,460 per patient for privately insured patients with a positive lung cancer screening for total cost savings of $891 million. The peer-reviewed study, “Economic Evaluation of a Novel Lung Cancer Diagnostic in a Population of Patients with a Positive Low-Dose Computed Tomography Result,” attributes the savings to a reduction in follow-up diagnostic assessments, expensive follow-up procedures, and procedure-related complications. Michael J. Morris, M.D., BAMC pulmonology and critical care physician and Assistant Dean of Research at San Antonio Uniformed Services Health Education Consortium (“SAUSHEC”), and Sheila A. Habib, M.D., Director of the Pulmonary Lung Nodule Clinic and the Lung Cancer Screening Program at the South Texas Veterans Health Care Systems’ Audie L. Murphy Memorial Veterans Hospital and Assistant Professor at the University of Texas Health Science Center at San Antonio, were first and second authors on the study. Economists John E. Schneider, Ph.D., and Maggie L. Do Valle, Master of Public Health, of Avalon Health Economics also were authors on the study.

CyPath® Lung uses flow cytometry technology to detect and analyze cell populations in a person’s sputum, or phlegm, to find characteristics indicative of lung cancer, including cancer and/or cancer-related cells that have shed from a lung tumor. A patented algorithm developed using machine learning, a form of AI, automatically analyzes a patient’s flow cytometry data to generate a physician’s report within minutes after data acquisition that stratifies patients into one of two risk groups. A “Likely” result means cancer has been detected. An “Unlikely” result means cancer has not been detected. The physician’s report also provides a numerical probability score between 0.1 to 1.0, with 0.1 to less than 0.5 being a negative result and more than 0.5 to 1.0 considered positive for lung cancer. The proprietary automated analysis software was developed and is wholly owned and patent protected by bioAffinity Technologies.

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

CyPath® Lung evaluates sputum for the presence of cancer without the opportunity to introduced operator bias. Our approach allows the entire sputum sample to be rapidly analyzed. The numerical analysis developed with machine learning captures complex interactions between lung cancer, the microenvironment, and areas of field cancerization that would be impossible for individuals to predict or detect reliably by eye. For example, during test development, we discovered that viability staining density suggests a link with apoptosis, or cell death, that is linked to many cancers, including lung cancer. Our model also suggests that specific markers of immune cell populations are informative as to the presence of cancer in the lung. These findings are the result of our machine learning approach to automated analysis.

CyPath® Lung uses sputum that is obtained noninvasively by patients in the privacy of their home. Physicians most often order the test for patients after CT imaging reveals one or more pulmonary nodules that have a higher risk but are not certain to be lung cancer. A patient collects his or her sample using a hand-held, noninvasive assist device, ICU Medical’s Acapella® Choice Blue, that acts to break up mucus in the lungs and help a person cough up sputum from the lung into a collection cup. The Acapella® Choice Blue has been 510(k)-cleared by the Food and Drug Administration (“FDA”) as a positive expiratory pressure device to help mobilize lung secretions in people with certain lung conditions

The sputum sample is shipped overnight by the patient to PPLS and processed into a single-cell suspension, then labeled with antibodies that distinguish different cell types and the synthetic porphyrin TCPP that identifies cancer cells and/or cancer-associated cells. Our test can collect sample data and analyze a sputum sample to produce a physician’s report in less than 20 minutes using integrated software for high-throughput, user-friendly standardized analysis.

The CyPath® Lung technology is based on scientific work originating at Los Alamos National Laboratory in collaboration with St. Mary’s Hospital in Colorado. In the Los Alamos research study, sputum samples from lung cancer patients were differentiated from non-cancer samples with 100% accuracy. This early research was conducted with sputum from 12 uranium miners. Microscope slides of sputum samples were labeled with the synthetic fluorescent porphyrin TCPP. The Los Alamos research study of 12 uranium miners included eight men with cancer and four healthy individuals. Researchers were blinded to the sample origin and looked for the presence of highly fluorescent cells indicating uptake of TCPP as an indicator of lung cancer. The length of the study and specific follow-up was not reported, but researchers did report that one patient in the study who had been incorrectly considered to be a healthy subject was correctly diagnosed with cancer by the test. Later, a blinded clinical trial was conducted and results published in September 2015 in an article titled “Early Detection of Lung Cancer with Meso-Tetra (4-Carboxyphenyl) Porphyrin-Labeled Sputum” in the Journal of Thoracic Oncology. This study reported on an earlier version of CyPath® Lung that used a fluorescent microscope to directly identify cells labeled with TCPP in one-third or less of the sputum sample. For each trial participant, researchers manually scanned 12 microscope slides labeled with TCPP for the presence of red fluorescent cells (“RFCs”) displaying a spectral signature that indicated uptake of TCPP in the cell. In addition to measuring the spectral signature, the fluorescent intensity and cell size of RFCs were measured. The test data, including fluorescent intensity over cell size, was analyzed. The trial was conducted over 24 months and resulted in 81% test accuracy, 77.9% sensitivity, and 65.7% specificity in the ability to correctly differentiate between samples from lung cancer patients and those at high risk who were cancer-free. The earlier trial required participants to provide a sputum sample and CT imaging of the lungs. Those in the cancer cohort underwent a biopsy to confirm lung cancer. High-risk patients displaying indeterminate nodules were followed for 18 months to confirm they were cancer-free. The study concluded that optimizing the test to provide for analysis of the entire sputum sample would improve results.

On January 1, 2024, the Medicare reimbursement code 0406U specific for CyPath® Lung became effective. The Current Procedural Terminology (“CPT”) Proprietary Laboratory Analysis (“PLA”) code specifically for use with CyPath® Lung, is 0406U with the descriptor “Oncology (lung), flow cytometry, sputum, 5 markers (meso-tetra [\4- carboxyphenyl porphyrin TCPP, CD206, onveniCD66b, CD3, CD19), algorithm reported as likelihood of lung cancer.”

We have an agreement with Cardinal Health for logistical services assisting in the delivery of collection kits and return of patient samples to PPLS. Laboratory reagents, supplies, and equipment are commercially available through multiple vendors. Sample processing, labeling, and data collection can be accomplished by a laboratory technician skilled in general laboratory techniques. Data analysis leading to a physician’s report is done by using automated analysis software fully integrated into the test.

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

In particular, we believe the market for CyPath® Lung is poised for significant growth. The test is most often ordered by physicians who need better clarity when patients present with small pulmonary nodules that are considered indeterminate, leaving both physician and patient without a clear diagnostic path forward. In Gould et al. (2015), researchers reported that imaging increasingly finds indeterminate pulmonary nodules with difficult choices: “watchful waiting” with serial CT scans or invasive procedures. According to the National Lung Screening Trial Research Team (2011), lung cancer screening using low dose CT can detect lung cancer at an early stage, but it has low specificity. Only about four out of 100 patients with a suspicious finding will have lung cancer. In addition, Gould et al. observed that indeterminate pulmonary nodules are increasingly found incidentally when imaging for other reasons.

Projected Number of Indeterminate Pulmonary Nodules in the U.S.

As shown below, the total number of indeterminate pulmonary nodules detected by lung cancer screening and incidentally is projected to increase by 62% from 2.9 million in 2025 to 4.7 million in 2030, representing an estimated market of greater than $4.7 billion for CyPath® Lung. The forecast is based on a percentage of 2024 reported cases of suspicious pulmonary nodules and assumes a 10% compound annual growth for the 2024-2030 period based on 1) an increase in lung cancer screening from 18.1% in 2023 to close to 50% by 2030 due to growing adoption and awareness with improved access, and 2) improved ability to detect indeterminate nodules through greater adherence to guideline recommendations and use of AI.

In addition, CyPath® Lung’s ability to be used for surveillance of cancer survivors after they have completed treatment represents an estimated market of $870 million over the next ten years. The total number of people living with lung cancer is projected to increase by 28% from 680,450 survivors in 2025 to 871,580 in 2035.

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

As seen in the above table, CyPath® Lung performs favorably compared to current Standards of Care, including more invasive and riskier diagnostic procedures. Our business model is to address the need for a noninvasive, cost-effective, high-performing lung cancer diagnostic that meets the need for more diagnostic certainty leading to quicker diagnosis at earlier stage for longer survival and reduced medical costs.

CyPath® Lung Business Development Plan

We believe in the viability of our business plan based on the circumstances surrounding our business that are known to us as of the date of this Annual Report. However, the timing, strategies, and stages of our business plan may evolve in light of new circumstances that cannot be predicted with certainty at this time. Our business plan envisions three phases of strategic expansion in the U.S. and the European Union (“EU”) and Asia that are timed to maximize our resources and minimize market risk.

In January 2025, we reported successful results from the Company’s CyPath® Lung pilot marketing program using Texas for our beta launch with sales growth quarter-over-quarter and more than 600 tests delivered in 2024. Our test marketing approach allowed us to refine future positioning and develop strategic insight for our CyPath® Lung test before expanding to a larger market. In 2025, we more than doubled the number of tests sold and tripled our revenues. We expanded our sales team in the second half of 2025 to enter the Mid-Atlantic market.

In 2026, we will enter Phase 2 of our business plan with expansion into broader strategic markets aimed at providing national coverage, including increasing our sales force and strategic partners in the Mid-Atlantic and entering the South Atlantic, Southeast, Northeast, Midwest, West and federal markets. Phase 2 includes launching our longitudinal clinical trial that will provide additional validation and further evidence of CyPath® Lung’s ability to detect early-stage lung cancer.

In Phase 3 of our business plan, we expect to have achieved a national sales footprint upon which we can build and secure strategic partners in the EU and Asia who can support entry into those markets. We also foresee establishing CyPath® Lung as a Standard of Care for the federal and VA healthcare systems which can propel CyPath® Lung for adoption as a Standard of Care for the entire U.S. healthcare system.

We will continue to execute on strategic marketing and promotional collaborations that can accelerate growth, including collaboration with strategic partners that provide greater market access, marketing resources, and opportunities to leverage existing relationships with physicians and their patients.

We have developed messaging and marketing programs that will continue to grow both in size and scope as we penetrate the U.S. market, including executing strategies that take advantage of practicing physicians who find significant benefits from using CyPath® Lung. To date, we have published more than a dozen patient case studies. Peer-to-peer communication has been a driver for sales which is supported by attending major conferences and presentations by key opinion leaders (“KOLs”) of case studies, digital marketing, social media presence, and advertising to create an “inbound” lead generation mechanism that delivers our message to our target audience.

The Competition for CyPath® Lung

CyPath® Lung has not been tested directly against its competitors’ products, but a comparison of the published performance numbers provides evidence that CyPath® Lung is among the highest performing tests on the market. Furthermore, CyPath® Lung is noninvasive – not even requiring a needle stick – and cost effective. Processing and analysis procedures are easy to perform. Our competitive analysis reviewed published research that was sufficient to provide a scientific basis for evaluation.

Low dose computer tomography (LDCT) is recommended as a screening test with eligibility driven by age and smoking history, but its low positive predictive value (PPV) can lead to unnecessary invasive procedures on benign nodules. CyPath® Lung is recommended for adults at high risk of lung cancer, particularly those with small or indeterminate pulmonary nodules discovered by LDCT, to assist doctors in deciding whether to recommend invasive procedures such as biopsy or continue monitoring by LDCT. CyPath® Lung and competing tests that assist in making such decisions may be categorized as (1) rule-out tests (2) rule-in tests, and (3) balanced tests. Rule-out tests are designed to have high sensitivity and negative predictive value (NPV) to determine that the patient is unlikely to have lung cancer and exclude the patient from unnecessary follow-up procedures. However, these tests also have lower specificity and produce a greater number of false positives results. Rule-in tests by contrast have high specificity but lower sensitivity, providing higher positive predictive value (PPV) so that a positive result predicts the patient does have lung cancer. The positive result may lead to more aggressive follow-up procedures but with higher false-negative rates that can result in more invasive procedures on benign nodules. Balanced tests are designed to achieve high sensitivity and specificity to both exclude patients without cancer from unnecessary follow-up diagnostic procedures and accurately detect patients with early-stage cancer who can proceed to more aggressive procedures to confirm diagnosis.

CyPath® Lung is a balanced test, having demonstrated a sensitivity of 92% and a specificity of 87% and a NPV of 99% for patients with nodules under 20 mm in a population with lung cancer prevalence of 18% (Lemieux 2023, Morris 2024). The high sensitivity and specificity of CyPath® Lung make it a balanced test. In our analysis we will classify competitors as balanced tests, rule-out tests and rule-in tests.

●	A balanced test called LungLB (sold by LungLife AI in the US) is commercially available as a laboratory developed test and has an insurance reimbursement code. LungLB has reported sensitivity and specificity of 77% and 72%, respectively, in a population with 74.2% malignant lung lesions (Tahvilivan 2023). The sensitivity and specificity of LungLB are lower than for CyPath® Lung. Furthermore, the LungLB study was conducted on a population with a much higher prevalence of disease than the intended high-risk patient population with a reported prevalence of 1.1%. (NLCST) Moreover, LungLB is a fluorescence in situ hybridization (FISH)-based blood test that requires a significant amount of expertise to conduct.

●	Biodesix offers two tests for patients with intermediate nodules. The tests are commercially available as laboratory developed tests and have insurance reimbursement codes. Nodify XL2 is a rule-out test with a sensitivity of 97%, specificity of 44% and a NPV of 99% in patients with solid pulmonary nodule 8–30 mm and a probability of lung cancer ≤50% by the Mayo Clinic solitary pulmonary nodule calculator (Kheir 2023). About 55% of patients with lung nodules that physicians considered indeterminate, namely lung nodules sized between 8-30 mm, were excluded from the study. Nodify CDT is a rule-in test with specificity of 98% and PPV of 78% validated for patients with an 8–30 mm nodule and pre-test risk ≤65% by the Mayo calculator (Chapman 2012, Massion 2017, Biodesix website). In contrast with Biodesix, CyPath® Lung can provide a balanced result with both high sensitivity and specificity with a single test. Furthermore, Nodify’s tests cannot be used by patients who have received a cancer diagnosis in the past five years. CyPath® Lung does not have such a restriction and can be used as surveillance for lung cancer survivors.

●	The Percepta nasal swab test offered by Veracyte is an RNA-based gene expression test. The test is commercially available as a laboratory developed test and has an insurance reimbursement code. Percepta Nasal Swab is recommended for current or former smokers who have a pulmonary nodule detected on CT equal to or less than 30 mm. Test performance is different for patients determined to be in one of two risk categories. In a 2023 test validation trial (Lamb 2023), the sensitivity and specificity for individuals who are considered at low risk for lung cancer was 97% and 40%, respectively. The sensitivity and specificity for the high-risk classification were 57% and 92%, respectively. Similar to LungLB, patients in the study had a high cancer prevalence of 54% as compared to the overall high-risk population that has an estimated lung cancer prevalence of 1.1%. (NLCST) Therefore, we believe the nasal swab test’s performance may suffer when the classifier is tested on more realistic cohorts with a cancer prevalence lower than 10%. In addition, nearly half of all patients who took part in the validation trial could not be classified as either low- or high-risk; instead, they are considered “intermediate risk” with a 50:50 chance of having cancer. Thus, in nearly half of the patients who received the Percepta nasal swab test, the results would not help advance the diagnostic process. In fact, for those patients in this indeterminate category who do have cancer, valuable time in diagnosis may be lost.

We believe there are many reasons why CyPath® Lung is a superior test when compared to its competitors. First, lung sputum is an excellent medium for early lung cancer detection because (1) sputum is in close contact with the tumor and pre-cancerous areas that shed cancer and pre-cancerous cells directly into the sputum, (2) can be obtained noninvasively, and (3) can be transported easily. Moreover, sputum contains immune cell populations associated with the presence of a tumor. Second, our proprietary technology is straightforward. CyPath® Lung uses well-established flow cytometry techniques to investigate cells contained in the sputum for characteristics that indicate the likelihood of lung cancer, unlike molecular tests which can use labile genetic materials. Sample processing is well established, and laboratory technicians can be easily trained. Reagents used by the test are widely available. Data acquisition and analysis is fully automated, allowing for non-biased, efficient test results. Third, CyPath® Lung has demonstrated high specificity and sensitivity that is similar to far more invasive and more expensive procedures currently used to detect lung cancer. Fourth, CyPath® Lung is cost effective, with a Medicare reimbursement code billable to both government and private insurance carriers. A 2024 study authored by Michael Morris, M.D., and Sheila Habib, M.D., reported on CyPath® Lung’s economic impact when used as companion test to the current standard of care predicting savings of more than $2,700 per Medicare patient and more than $6,400 per patient with private payer insurance who have pulmonary nodules sized less than 30 mm. Fifth and as important as any of our test’s benefits, CyPath® Lung is patient friendly, providing at-home, noninvasive sample collection.

The recent economic journal article evaluating the significant healthcare cost benefits of using CyPath® Lung as a standard of care (Morris, et al., 2024) shows that balanced tests, like CyPath® Lung, can be the most cost effective. Tests that perform well are most useful to a physician and their patient because they provide the most information, allowing a quicker decision on what follow-up path to choose: whether to move forward with more aggressive follow-up procedures after a CyPath® Lung results in a “likely malignancy” or to follow a more conservative approach when the CyPath® Lung test result is “unlikely malignancy”.

Building on our Flow Cytometry Platform to Develop Asthma and COPD Companion Diagnostics

We are conducting research studies that expand our platform technology to detect the type and severity of inflammation in the lung and design precision diagnostics that identify patients who will benefit from effective but often expensive commercial therapies treating asthma and chronic obstruction pulmonary disease (“COPD”). Major pharmaceutical companies offer very effective treatments for asthma and COPD that work well for some sufferers but not all. Many patients must try a series of different types of treatments before finding an effective therapy. Our tests under development leverage our expertise in using our proprietary flow cytometry platform equipped with automated AI analysis to develop tests that match asthma and COPD patients with the most appropriate biologic therapies and monitor their ongoing conditions.

An estimated 23 million adults in the U.S. and 27 million people in the EU have been diagnosed with asthma, and 4.2% of Chinese adults presented with asthma in a representative sample of adults recruited for a national cross-sectional China Pulmonary Health study between 2012 and 2015, representing 45.7 million adults in China. Furthermore, an estimated 14.2 million U.S. adults had COPD in 2021, and approximately 36.6 million people in Europe had COPD in 2020, with the expectation that almost 50 million people in Europe will have COPD in 2050. The diagnostics market for COPD alone was valued at $5.6 billion in 2023 and is expected to reach $8.2 billion by 2029, according to a market research study published by Research and Markets in November 2023. We are building on our expertise in using sputum as a sample for flow cytometric analysis to develop tests to detect COPD and asthma, including research to detect the presence of specific therapeutic targets to identify patients who can benefit from specific treatments. We expect to begin patient studies in 2026.

OncoSelect® Therapeutics Research

We have completed and expect to report at one or more scientific conferences our findings describing the results of our research to advance our own scientific discoveries demonstrating that inhibition of the expression of two specific cell membrane proteins results in the selective killing of various cancer cell types grown in the laboratory with little or no effect on normal (non-cancerous) cells. We continue to advance research for use of this technology as a topical treatment of squamous cell skin cancer. We expect to present our findings at conferences and publish our research in peer-reviewed journals in the near future. We intend to seek strategic partners to develop our therapeutic discoveries which could result in broad-spectrum cancer treatments in the future.

Our therapeutic discoveries originated from our research on how TCPP, the synthetic porphyrin used in CyPath® Lung, enters cancer cells. We conducted research to better understand the mechanism of TCPP’s selective uptake in cancer cells. Our research identified receptors, cell-membrane proteins which capture small molecules outside of the cell and bring them inside the cell, that are associated with TCPP. Experiments that we conducted confirmed that at least two of these receptors, CD320 and LRP2, contributed to TCPP uptake by cancer cells. When these receptors were individually “knocked down” in cancer cells and therefore could not be made by the cell, TCPP uptake was significantly decreased. Knock-down of CD320 and LRP2 receptors was achieved by introducing siRNA molecules into the cells that cause the destruction of CD320 and LRP2 gene products. These gene products were the messenger (m)RNAs that are the precursors of the receptor protein. An siRNA is a small, chemically synthesized piece of RNA that specifically binds to mRNA, prohibiting the further production of the corresponding proteins. Thus, the reduction of CD320 or LRP2 mRNAs reduced the CD320 or LRP2 protein, respectively, and resulted in decreased TCPP uptake in a variety of cancer cells, with a larger decrease observed when CD320 was knocked down. We subsequently discovered that the simultaneous knockdown of these two cell-surface receptors, CD320 and LRP2, was deadly to cancer cells or inhibited their growth significantly but left normal cells virtually unharmed.

We designed siRNAs to effectively eliminate CD320 and LRP2 protein production. With these CD320 and LRP2 siRNAs, we achieved a reduction of CD320 and LRP2 protein levels of up to 90%. Simultaneous siRNA knock-down of CD320 and LRP2 in normal cells, including skin fibroblasts and breast epithelial cells, did not affect cell growth. However, knock-down of CD320 and LRP2 in cancer cell lines derived from diverse tissues (lung, breast, prostate, brain, and skin cancers) inhibited cell growth or killed the cells, in some cases up to 80%.

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

As of December 31, 2025, we and our OncoSelect® subsidiary have a patent estate that includes 19 issued U.S. and non-U.S. counterpart patents including three U.S. patents and 16 counterpart patents in Australia, Canada, China, France, Germany, Hong Kong, Italy, Mexico, Japan, Spain, Sweden, and the United Kingdom. We and OncoSelect® own all patents and trademarks in our intellectual property portfolio. One U.S. patent and nine counterpart non-U.S. patents directed at diagnostic applications expire in 2030, three non-U.S. patents directed at a diagnostic application for lung cancer prediction expires in 2039, and one non-U.S. patent directed to an automated diagnostic lung cancer prediction assay expires in 2042. One U.S. patent directed to siRNA therapeutic compounds and method of use for treating cancer expires in 2042, one counterpart non-U.S. patent expires in 2039, and one U.S. patent and two counterpart non-U.S. patents directed to therapeutic porphyrin conjugate compounds and method of use for treating cancer expire in 2037.

With regard to our diagnostic patent portfolio, we have one issued U.S. patent and nine counterpart patents in Canada, China, France, Germany, Hong Kong, Italy, Spain, Sweden, and the United Kingdom. Diagnostic lung health patents have issued in Australia, China and Japan. Our diagnostic lung health patent applications, fall into one of two families: one directed at diagnosing lung health using flow cytometry and the other directed at proprietary compensation beads used in analysis by flow cytometry. The diagnostic lung health family of pending patent applications includes three pending non-provisional U.S. patent applications and 21 counterpart patent applications in Australia, Canada, China, European Patent Office, Hong Kong, Japan, Mexico, and Singapore filed in 2019 and 2024, and one non-provisional U.S. patent application directed to compensation beads for flow cytometry.

With regard to our therapeutic product candidates, we have two issued U.S. patents, three issued patents in China, Hong Kong, and Mexico, one pending U.S. application, and 7 counterpart applications pending in Canada, China, European Patent Office, and Hong Kong. The therapeutic intellectual property patent portfolio is made up of two families, one family directed at our siRNA product candidates for the treatment of cancer, and another family directed at our porphyrin conjugates for treating cancer.

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

Government Regulation

United States

Clinical Laboratories

In the U.S., clinical laboratories are subject to regulation under the Clinical Laboratory Improvement Amendments of 1988 (CLIA), which is administered by the Center for Medicare and Medicaid Services (CMS) in partnership with the states. A clinical laboratory is defined as a facility that performs testing on materials derived from the human body for the purpose of diagnosing, preventing, or treating disease, or for assessing health. CLIA establishes quality standards for all clinical laboratory testing to ensure the accuracy, reliability, and timeliness of patient test results regardless of where the test was performed. In particular, these regulations mandate that clinical laboratories must be certified, which requires inspection by either CMS or a deemed accreditation organization. The College of American Pathologists (CAP), a member-based physician organization comprising approximately 18,000 board-certified pathologists. has been granted deeming authority from the federal government, meaning that laboratories accredited by CAP’s Laboratory Accreditation Program qualify for a CLIA Certificate of Accreditation and undergo periodic CAP inspection to maintain their accreditation.

CLIA also requires that laboratories meet quality assurance, quality control and personnel standards, perform proficiency testing, and undergo inspections. The CLIA standards applicable to clinical laboratories are based on the complexity of the testing performed by the laboratory, which ranges from “waived” to “moderate complexity” to “high complexity.”

A state can be exempted from CLIA requirements if it has laws in effect that provide for requirements equal to or more stringent than CLIA requirements. New York State has been exempted from CLIA; to operate a laboratory in or testing specimens from New York State a laboratory must hold a permit issued by the New York State Clinical Laboratory Evaluation Program. Certain states that administer the CLIA program also require laboratories to hold a state license in order to operate in or test specimens from the state.

Laboratory Developed Tests

Laboratories can perform tests using in vitro diagnostic (IVD) products manufactured by third parties or using their own proprietary methods. Tests developed, manufactured, and used within a single CLIA-certified laboratory are known as laboratory developed tests or LDTs.

Third party manufactured IVDs are regulated as medical devices by FDA. FDA historically asserted that LDTs were also subject to regulation as IVD medical devices, but historically exercised enforcement discretion with respect to (i.e., did not regulate) most LDTs. On May 6, 2024, FDA published a final rule amending the definition of an in vitro diagnostic (“IVD”) device to include tests manufactured by a clinical laboratory. The final rule also announced FDA’s intention to apply its medical device requirements, including in some cases the requirement to obtain premarket authorization, to LDTs. On March 31, 2025, a federal district court vacated the FDA final rule, thereby cancelling the rulemaking’s associated requirements. The court held that laboratory developed tests do not meet the definition of a medical device under the Federal Food, Drug, and Cosmetic (“FD&C”) Act and the FDA therefore lacks jurisdiction to regulate them. The court directed FDA to rescind the final rule, which occurred on September 19, 2025.

Medical Devices

Medical devices are subject to regulation by the FDA, under the federal Food, Drug and Cosmetic Act (“FDCA”) and its implementing regulations. The laws and regulations govern, among other things, the design, manufacture, storage, recordkeeping, approval, labeling, promotion, post-approval monitoring and reporting, distribution, and import and export of medical devices.

FDA classifies medical devices into one of three categories—Class I, Class II, and Class III— based on the risks associated with the device and the level of control necessary to provide reasonable assurance of safety and effectiveness. Class I (low risk) devices are subject only to general regulatory controls. Class II (moderate risk) devices are subject to general controls and may also be subject to special controls. Class III (high risk) require premarket approval and are subject to postmarket conditions of approval in addition to general regulatory controls.

Most Class I devices can be marketed without prior FDA review and authorization. Some Class I and most Class II devices require FDA review and authorization before they can be marketed through 510(k) notification or de novo classification pathways. To obtain clearance of a 510(k) notification, a device must be shown to be substantially equivalent to a legally marketed predicate device. Novel low and moderate risk devices, for which substantial equivalence to a legally marketed predicate cannot be demonstrated, can be marketed pursuant to FDA grant of a request for de novo classification. Class III medical devices can be legally sold within the U.S. only if the FDA has approved an application for premarket approval (PMA). PMA applications, 510(k) premarket notifications, and de novo requests require payment of user fees.

After a device is placed on the market, numerous general regulatory controls apply. Manufacturers must register their establishment with FDA and list the devices they manufacture. Other postmarket requirements may include those relating to labeling, corrections, removals, and recalls, medical device reporting, and establishing a quality system.

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

Software

Software that is intended for use in diagnosis, cure, treatment, mitigation or prevention of disease meets the definition of a medical device and is subject to FDA regulation. Software that is included in a hardware device (Software in a Medical Device or SiMD) is regulated as part of the hardware device. Freestanding software (Software as a Medical Device or SaMD) may be subject to regulation by FDA but may be exempt if it meets certain criteria. In 2016, the 21st Century Cures Act, (the “Cures Act”), among other things, amended the medical device definition in the FDC Act to exclude certain software from FDA regulation. Exempt categories include ertain types of clinical decision support (CDS) software. CDS software is exempt from the medical device definition if it: (a) displays, analyzes or prints medical information about a patient or other medical information; (b) is intended for the purpose of supporting or providing recommendations about a patient’s care to a health care professional, (“HCP”), user; and (c) provides sufficient information about the basis for the recommendations to the HCP user, so that the HCP user does not rely primarily on any of the recommendations to make a clinical decision about an individual patient; unless (d) the software function acquires, processes, or analyzes a medical image, a signal from an in vitro diagnostic device, or a pattern or signal from a signal acquisition system. In January 2026 FDA issued an updated final guidance document interpreting the Cures Act as it pertains to CDS software and provides examples of CDS that that meet the exemption criteria and those that do not.

Clinical Trials

Clinical trials conducted with investigational devices or to support FDA marketing authorization or with a device that requires but does not have marketing authorization are subject to regulations to protect human subjects and ensure data integrity. For significant risk investigational device studies, the FDA regulations require that human clinical investigations conducted in the U.S. be subject to an approved investigational device exemption (“IDE”). An IDE application is considered approved 30 days after it has been received by the FDA, unless the FDA otherwise informs the sponsor prior to that time that the IDE is approved, approved with conditions, or disapproved. A nonsignificant risk investigational device study does not require FDA approval of an IDE. Some types of device studies are exempt from IDE requirements altogether. Clinical studies with investigational drugs must be subject to an approved investigational new drug (IND) exemption.

Separate from FDA oversight, clinical trials that are conducted or supported by the Department of Health and Human Services and many other federal agencies are subject to the requirements of the Common Rule. Many institutions that conduct both federally funded and privately funded research hold a federal-wide assurance from the government stating that all research conducted by the institution will comply with the Common Rule.

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

Clinical trials that are not conducted in accordance with applicable federal requirements or present an unacceptable risk to participants may be subject to temporary or permanent discontinuation as well as other sanctions. An IRB may also require the clinical trial it has approved to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements or may impose other conditions or sanctions.

Although the QSR does not fully apply to investigational devices, the requirement for controls on design and development does apply. The sponsor also must manufacture the investigational device in conformity with the quality controls described in the IDE application and any conditions of IDE approval that the FDA may impose with respect to manufacturing. Investigational drugs must be manufactured in accordance with good manufacturing practice (GMP) requirements.

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

Human Capital

We employ 57 employees at the time of this filing, 21 employed by bioAffinity and 36 employed by PPLS. We place significant emphasis on the recruitment, development, and retention of our employees who include award-winning scientists dedicated to advancing scientific discovery from bench to bedside. Of our seven employees engaged in research and development, all of whom are employed full-time, two hold Ph.Ds in biology or medicinal chemistry. Of the 36 employees at PPLS, nearly 40% have worked at our clinical laboratory for more than five years.

Our Chief Medical Officer, Gordon Downie, MD, Ph.D, brings more than three decades of experience in pulmonary medicine, clinical research, medical innovation, and interventional pulmonology to the role. He has authored more than 30 peer-reviewed publications, many centered on innovation in bronchoscopy, early lung cancer diagnosis and medical device development, and worked extensively in both academic medicine and private practice, led FDA-approved research programs, and served in national leadership roles with the American College of Chest Physicians in the areas of interventional pulmonology, lung cancer, and medical ethics. Our Chief Science Officer, William Bauta, Ph.D., was the Associate Director of Science at Genzyme Corporation and held a similar position at Ilex Products, Inc., where he was responsible for the discovery, development and FDA approval of therapeutics in the companies’ pipelines, and Manager of Medicinal and Process Chemistry at Southwest Research Institute. Clinical operations are led by our Chief Operating Officer, Xavier Reveles, who has 25 years of experience as a clinical geneticist skilled in the creation and management of CLIA clinical laboratories, coding, and CPT reimbursement valuations. Mr. Reveles is board certified by the American Society of Clinical Pathology as a clinical specialist in cytogenetics who has successfully launched multiple diagnostics and commercial laboratories. We have attracted experienced salespeople with a proven record in the pulmonary field. Dallas Coleman, Vice President of Sales, brings more than 15 years of experience in medical sales and marketing, including as Executive Account Manager for the respiratory portfolio of Olympus America’s therapeutic solutions division. Our innovative and collaborative culture is in part responsible for our ability to attract and retain highly skilled professionals seeking professional advancement. Outside partnerships and collaborations that advance business and scientific research are encouraged, allowing us to multiply workforce efforts without expending significant capital.

Implications of Being an Emerging Growth Company and a Smaller Reporting Company

We qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). For as long as we remain an emerging growth company, we may take advantage of specified reduced reporting requirements and other burdens that are otherwise applicable generally to other public companies. These provisions include, but are not limited to:

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

We may take advantage of some or all of these provisions until we are no longer an emerging growth company. We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering, (2) the last day of the first fiscal year in which our annual gross revenues exceed $1.235 billion, (3) the date on which we have, during the immediately preceding three-year period, issued more than $1.0 billion in non-convertible debt securities or (4) the date on which we are deemed to be a large accelerated filer under the rules of the SEC. We may choose to take advantage of some but not all of these reduced burdens. For example, we have taken advantage of the reduced reporting requirements with respect to disclosure regarding our executive compensation arrangements, have presented only two years of audited financial statements and only two years of related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Annual Report, and have taken advantage of the exemption from auditor attestation on the effectiveness of our internal control over financial reporting. To the extent that we take advantage of these reduced burdens, the information that we provide stockholders may be different than you might obtain from other public companies in which you hold equity interests.

In addition, the JOBS Act permits emerging growth companies to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use this extended transition period. As a result of this election, our timeline to comply with new or revised accounting standards will in many cases be delayed compared to other public companies that are not eligible to take advantage of this election or have not made this election. Therefore, our financial statements may not be comparable to those of companies that comply with the public company effective dates for these accounting standards.

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

Prior to 2022, we had not generated any revenue. During the years ended December 31, 2025, and December 31, 2024, we generated revenue of approximately $6.2 million and $9.4 million, respectively.

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

To become profitable, we must develop our diagnostic tests and therapeutic products, which will depend in large part on our ability to:

●	Develop, enhance, and protect our diagnostic tests and therapeutic products;

●	Raise sufficient funding to support our diagnostic tests and therapeutic product development program(s);

●	Complete pre-clinical testing;

●	Work with our partners to expand commercialization of our first diagnostic test, CyPath® Lung, as an LDT under the CAP/CLIA guidelines and regulations administered by CMS and CAP;

●	Work with our partners to develop and commercialize our first diagnostic test, CyPath® Lung, as a CE-marked test in accordance with the IVDR of the EU;

●	Synthesize, test, and attract licensing partners for drug conjugates, siRNAs, and other therapeutics (and methods for their use) developed by the Company;

●	Develop and conduct human clinical studies to support the regulatory approval and marketing of our diagnostic test(s) and therapeutic product(s);

●	Develop and manufacture therapeutic product(s) to FDA standards, EU standards, and appropriate standards required for the commercialization of our tests and products in countries in which we seek to sell our diagnostic test(s) and therapeutic product(s);

●	Obtain the necessary regulatory approvals to market our diagnostic test(s) and therapeutic product(s);

●	Secure the necessary personnel and infrastructure to support the development, commercialization, and marketing of our diagnostic test(s) and therapeutic product(s); and

●	Develop strategic relationships to support development, manufacturing, and marketing of our diagnostic test(s) and therapeutic product(s).

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

As of December 31, 2025, we had an accumulated deficit of $68.6 million and $6.4 million cash on hand. For the year 2025, cash used in operations was $9.3 million and net loss was $14.9 million. We may need to raise further capital through the sale of additional equity or debt securities or other debt instruments, strategic relationships or grants, or other arrangements to support our future operations. Our business plan includes expansion for our commercialization efforts which will require additional funding. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate revenue and raise capital from financing transactions. Without funding from the proceeds of a capital raise or strategic relationship or grant, management anticipates that our cash resources are sufficient to continue operations through June 2026. Our future is dependent upon the ability to obtain financing and upon future profitable operations from the development of new business opportunities. There can be no assurance that we will be successful in accomplishing these objectives. Without such additional capital, we may be required to curtail or cease operations and be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment. WithumSmith+Brown, PC, our independent registered public accounting firm for the fiscal year ended December 31, 2025, has included an explanatory paragraph in its opinion that accompanies our audited consolidated financial statements as of and for the year ended December 31, 2025, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern.

We have a limited operating history, which makes it difficult to evaluate our current business and future prospects.

We are a company with limited operating history, and our operations are subject to all of the risks inherent in establishing a new business enterprise. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the formation of a new business, the development of new technologies or those subject to clinical testing, and the competitive and regulatory environment in which we will operate. To date, we have generated revenue from anatomical laboratory services offered by PPLS and the marketing of CyPath® Lung in Texas and the recent expansion into the Mid-Atlantic region and Veterans Administration. There can be no assurance that we will be able to successfully expand our commercialization efforts or that we will obtain the necessary regulatory approvals that will allow us to expand our marketing efforts. We may not be able to maintain certification of CyPath® Lung as an LDT in accordance with CAP/CLIA guidance and regulations, or obtain approval of our diagnostic tests in development by the CMS, European Medicines Agency, or Chinese National Medical Products Administration. Even if we do so and are also able to commercialize our diagnostic tests, we may never generate revenue sufficient to become profitable. Our failure to generate revenue and profit would likely cause our securities to decrease in value or become worthless.

In addition, while we anticipate generating continued revenue from PPLS, our CAP-accredited, CLIA-certified clinical pathology laboratory, we do not expect to immediately derive substantive profit from revenue from PPLS’ services. Once we begin to generate such profit, there is no guarantee that it will be sufficient to realize the expected financial benefits of the acquisition and that revenue generated will cover necessary operating expenses. In addition, since we have limited experience operating a clinical laboratory, we may not accurately estimate the expenses we will incur. Ownership of a CAP/CLIA laboratory and related services business may not have the clinical value and commercial potential which we envision. Any substantive failure of PPLS laboratory to meet our expectations could have a material negative effect on our results of operations. There can be no assurance that the anticipated benefits of PPLS will materialize or that if they materialize will result in increased stockholder value or revenue stream to the combined company.

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

We do not expect to immediately derive profit from revenue from PPLS’ services. Since its acquisition in September 2023, we have generated $2.5 million in 2023, $9.4 million in 2024, and $6.2 million in 2025 in revenue from PPLS. Once we begin to generate such profit, there is no guarantee that it will be sufficient to realize the expected financial benefits of the acquisition. In addition, since we have limited experience operating a clinical laboratory, we may not accurately estimate the expenses we will incur.

We have a limited history operating a clinical laboratory, and the members of our management team have limited experience operating a CAP-accredited, CLIA-certified laboratory, which may limit the ability of investors to make an informed investment decision.

We began operating a clinical laboratory in September 2023. Previously, only our Chief Operating Officer, Xavier Reveles, had operated a CAP-accredited, CLIA-certified clinical laboratory, and therefore it may be difficult for investors to analyze our ability to successfully operate a clinical laboratory. Our ability to generate revenue from the clinical laboratory will depend, in part, on our ability to attract and maintain customers and on the amount spent by the customers on such services. If our laboratory fails to attract customers and operate at sufficient capacity, our margins will suffer, and we may not be able to fund the costs we incur to operate it. The success of our clinical laboratory will also depend, in part, on our ability to attract and retain an appropriately skilled and sufficient workforce to operate the laboratory and our ability to comply with various quality standards and environmental, health and safety laws and regulations.

We have insufficient results for investors to use to identify historical trends. Investors should consider our prospects in light of the risk, expenses and difficulties we will encounter as an early-stage company with respect to operating a clinical laboratory. Our revenue and income potential for the clinical laboratory is unproven, and our business model is continually evolving. We are subject to the risks inherent to the operation of a new business enterprise and cannot assure that we will be able to successfully address these risks.

Risks Related to our Diagnostic Product

Until we complete our prospective, longitudinal clinical trial, we may encounter physicians who will not order an LDT.

Physicians may require a prospective longitudinal clinical trial to confirm the performance of our CyPath® Lung test. We launched our longitudinal trial in March 2026; however, there can be no assurance that the trial will have favorable results. Without results of a larger clinical trial of CyPath® Lung, some physicians may not order the test.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by some physicians or regulatory authorities outside the U.S., such as the European Medicines Agency.

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

PPLS is currently the only commercial laboratory offering CyPath® Lung, and therefore we are dependent upon our subsidiary PPLS for the generation of our revenue. PPLS performs testing when ordered by physicians for their patients. PPLS also generates revenue related to the use of CyPath® Lung tests for a military observational study titled “Detection of Abnormal Respiratory Cell Populations in Lung Cancer Screening Patients Using the CyPath® Lung Assay.”

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize diagnostic tests or therapeutic products that are more accurate, more convenient, or less expensive than any diagnostic tests or therapeutic products that we may develop. Our competitors also may obtain regulatory approval for their diagnostic tests or therapeutic products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a stronger market position. In addition, our ability to compete may be affected in many cases by insurers or other third-party payors.

We may be unable to compete in our target marketplaces, which could impair our ability to generate revenues, thus causing a material adverse impact on our results of operations.

Our success depends upon our ability to retain key executives and to attract, retain, and motivate qualified personnel, and the loss of these persons could adversely affect our operations and results.

We are highly dependent on the principal members of our management, scientific, and clinical teams, including Maria Zannes, J.D., our President and Chief Executive Officer, Xavier Reveles, MS, CG(ASCP)cm, our Chief Operating Officer, and J. Michael Edwards, our Chief Financial Officer.

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

We will depend on third parties to manufacture our kits, reagents, and supplies, and to support certain commercialization and clinical development activities, including marketing support for our diagnostic tests, the design of clinical trials, the arrangement and oversight of clinical trials, and the collection and analysis of data.

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

Our business exposes us to potential product liability and other liability risks that are inherent in the testing, manufacturing, and marketing of diagnostic tests and therapeutic products. Such claims may be asserted against us. In addition, using diagnostic tests and therapeutic products that may be developed with potential collaborators in our clinical trials and the subsequent sale of these tests and products by bioAffinity Technologies or our potential collaborators may cause us to bear a portion of or all product liability risks. A successful liability claim, or series of claims, brought against us could have a material adverse effect on our business, financial condition, and results of operations.

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

Our business operations and current and future relationships with investigators, healthcare professionals, consultants, third-party payors, and customers will be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws, health information privacy and security laws, and other healthcare laws and regulations. If we are unable to comply, or have not fully complied, with such laws, we could face substantial penalties. We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners, vendors, and agents acting on behalf of us or our affiliates. Misconduct by these parties could include intentional, reckless, and/or negligent conduct that fails to (1) comply with the regulations of CMS, the FDA or foreign health authorities; (2) provide true, complete, and accurate information to CMS, the FDA or foreign health authorities; (3) comply with manufacturing standards we have established; (4) comply with healthcare fraud and abuse laws in the U.S. and similar foreign fraudulent misconduct laws; or (5) report financial information or data accurately or to disclose unauthorized activities to us.

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

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices, including certain arrangements with physicians who receive stock, warrants, or stock options as compensation for services provided to us, do not comply with current or future statutes, regulations, agency guidance, or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal, and administrative penalties, damages, fines, exclusion from U.S. government-funded healthcare programs, such as Medicare and Medicaid, or similar programs in other countries or jurisdictions, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits, additional reporting requirements, and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws, and the delay, reduction, termination, or restructuring of our operations. Further, defending against any such actions can be costly and time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired. If any of the physicians or other providers or entities with whom we expect to do business are found not to be in compliance with applicable laws, they may be subject to significant criminal, civil, or administrative sanctions, including exclusions from government-funded healthcare programs and imprisonment. If any of the above occur, it could adversely affect our ability to operate our business and our results of operations.

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

Continuing concerns over the U.S. healthcare system and energy costs, geopolitical issues, and the availability and cost of credit and government stimulus programs in the U.S. and other countries have contributed to increased volatility and diminished expectations for the global economy. These factors, combined with low business and consumer confidence, could precipitate an economic slowdown and recession. Additionally, political changes in the U.S. and elsewhere in the world have created a level of uncertainty in the markets. If the economic climate deteriorates, our business, as well as the financial condition of our suppliers and our third-party payors, could be adversely affected, resulting in a negative impact on our business, financial condition, and results of operations.

Changes in U.S. or international social, political, regulatory and economic conditions or in laws and policies governing trade, manufacturing, development, and investment in the countries where we currently conduct our business could adversely affect our business, reputation, financial condition, and results of operations. Changes or proposed changes in U.S. or other countries’ trade policies may result in restrictions and economic disincentives on international trade. The U.S. government has recently imposed, or is currently considering imposing, tariffs on certain trade partners. The impact of these tariffs is uncertain given recent court decisions; however, uncertainty can lead to greater instability. Tariffs, economic sanctions, and other changes in U.S. trade policy have in the past and could in the future trigger retaliatory actions by affected countries, and certain foreign governments have instituted or are considering imposing retaliatory measures on certain U.S. goods. Further, any emerging protectionist or nationalist trends (whether regulatory- or consumer-driven) either in the U.S. or in other countries could affect the trade environment. Our business, like many other corporations, would be impacted by changes to the trade policies of the U.S. and foreign countries (including governmental action related to tariffs, international trade agreements, or economic sanctions). Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof, the global economy, and our industry, and as a result, could have a material adverse effect on our business, financial condition, and results of operations.

Further, due to inflation, operating costs for many businesses have increased and, in the future, could impact demand or pricing manufacturing of our drug candidates or services providers. Inflation rates, particularly in the U.S., have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including employee wages), reduced liquidity, and limits on our ability to access credit or otherwise raise capital. In addition, the Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks.

Actual events involving reduced or limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds, have in the past and may in the future lead to market-wide liquidity problems.

In addition, the global macroeconomic environment could be negatively affected by, among other things, a resurgence of COVID-19 or other pandemics or epidemics, instability in global economic markets, increased U.S. trade tariffs and trade disputes with other countries, instability in the global credit markets, supply chain weaknesses, instability in the geopolitical environment as a result of the Russian invasion of Ukraine, conflict in the Middle East and other political tensions, and foreign governmental debt concerns. Such challenges have caused, and may continue to cause, uncertainty and instability in local economies and in global financial markets.

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

PPLS’ future success will depend in part upon the continued relationships with existing customers, many of whom have developed professional relationships with our pathologists and vice versa. The loss of employees who have established business relationships with our clients could result in delays in services, loss of customers and sales, and diversion of management resources, which could adversely affect our operating results.

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

PPLS’ activities currently require the controlled use of potentially harmful chemicals. PPLS cannot eliminate the risk of accidental contamination or injury to employees or third parties from the use, storage, handling, or disposal of these materials. In the event of contamination or injury, PPLS could be held liable for any resulting damages, and any liability could exceed its resources or any applicable insurance coverage it may have. Additionally, PPLS is subject to, on an ongoing basis, federal, state, and local laws and regulations governing the use, storage, handling, and disposal of these materials and specified waste products. The cost of compliance with these laws and regulations may become significant and could have a material adverse effect on our financial condition, results of operations, and cash flows. In the event of an accident or if PPLS otherwise fails to comply with applicable regulations, it could lose its permits or approvals or be held liable for damages or penalized with fines.

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

PPLS uses standard industry billing codes, known as Current Procedural Terminology (“CPT”) codes, to bill for its diagnostic assays and services. These codes can change over time. When codes change, there is a risk of an error being made in the claim adjudication process. These errors can occur with claims submission, third-party transmission, or in the processing of the claim by the payor. Claim adjudication errors may result in a delay in payment processing or a reduction in the amount of the payment received. Coding changes, therefore, may have an adverse effect on PPLS’ revenues. There can be no assurance that payors will recognize these codes in a timely manner or that the process of transitioning to such a code and updating their billing systems will not result in errors, delays in payments, and a related increase in accounts receivable balances.

As PPLS introduces new assays, PPLS will need to add new codes to its billing process as well as its financial reporting systems. Failure or delays in effecting these changes in external billing and internal systems and processes could negatively affect its collection rates, revenue, and cost of collecting.

Additionally, PPLS’ billing activities require its third-party billing provider to implement compliance procedures and oversight, train and monitor its employees, challenge coverage and payment denials, assist patients in appealing claims, and require PPLS to undertake audits to evaluate compliance with applicable laws and regulations as well as internal compliance policies and procedures. Payors also conduct external audits to evaluate payments, which add further complexity to the billing process. If the payor makes an overpayment determination, there is a risk that PPLS may be required to return some portion of prior payments it has received. These billing complexities and the related uncertainty in obtaining payment for its assays could negatively affect its revenue and cash flow, its ability to achieve profitability, and the consistency and comparability of our results of operations.

PPLS relies on a third-party billing provider and an in-house billing function to transmit claims to payors, and any delay in transmitting claims could have an adverse effect on its revenue.

While PPLS manages the overall processing of claims, it relies on a third-party billing provider to transmit the actual claims to payors based on the specific payor billing format. Claims processing could be delayed if its third-party provider makes changes to its invoicing system. Additionally, coding for diagnostic assays may change, and such changes may cause short-term billing errors that may take significant time to resolve. If claims are not submitted to payors on a timely basis or are erroneously submitted, or if PPLS is required to switch to a different provider to handle claim submissions, it may experience delays in its ability to process these claims and receipt of payments from payors, or possibly denial of claims for lack of timely submission, which would have an adverse effect on our revenue and business.

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

Since patent applications in the U.S. are maintained in secrecy for at least portions of their pendency periods (published on U.S. patent issuance or, if earlier, 18 months from earliest filing date for most applications) and since other publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we are or will be the first to make the inventions to be covered by our patent applications. The patent position of biopharmaceutical and biotechnology firms generally is highly uncertain and involves complex legal and factual questions. The USPTO has not established a consistent policy regarding the breadth of claims that it will allow in biotechnology patents.

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

If we or a licensee initiates legal proceedings against a third party to enforce a patent covering one of our diagnostic tests or therapeutic product candidates, the defendant could counterclaim that the patent covering our diagnostic tests or therapeutic product candidate, as applicable, is invalid and/or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the U.S. or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post grant review, and equivalent proceedings in foreign jurisdictions (i.e., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our diagnostic tests or therapeutic product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel, and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our diagnostic tests or therapeutic product candidates. Such a loss of patent protection could have a material adverse impact on our business.

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

Risks Related to Government Regulations

PPLS currently offers CyPath® Lung as an LDT by PPLS. While a federal district court decision concluded FDA does not have jurisdiction to regulate LDTs, FDA could in the future determine that CyPath® Lung is not an LDT, or Congress could enact legislation granting FDA authority to regulate LDTs, which could adversely affect our commercialization strategy and negatively affect our results of operations and financial condition.

The FDA historically asserted its authority to regulate LDTs as medical devices under the FDCA, but for many years generally exercised enforcement discretion with regard to most LDTs. FDA’s approach changed on May 6, 2024, when FDA promulgated a final rule phasing out its enforcement discretion over LDTs, and stating that compliance with premarket review and quality system requirements would be expected for many LDTs marketed after that date.

On March 31, 2025, a federal district court vacated the FDA final rule, thereby cancelling the rulemaking’s associated requirements. The court held that laboratory developed tests do not meet the definition of a medical device under the Federal Food, Drug, and Cosmetic (“FD&C”) Act and the FDA therefore lacks jurisdiction to regulate them. The court directed FDA to rescind the final rule, which occurred on September 19, 2025. FDA has not indicated how it will interpret the court ruling or whether it will seek a different regulatory approach with respect to LDTs or components thereof.

We believe that CyPath® Lung is an LDT within the scope of the district court decision and that it is not subject to regulation by FDA. Should FDA take the position that CyPath® Lung, or a component thereof, is not an LDT, or should the Company change the way CyPath® Lung is offered in the future such that it is no longer an LDT, or should Congress in the future enact legislation granting FDA authority to regulate LDTs, CyPath® Lung could become subject to regulation by FDA and face new regulatory burdens including but not limited to premarket authorization requirements

Failure by our laboratory to comply with applicable laws pertaining to LDTs or IVDs could adversely affect our business, results of operations, and financial condition.

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

ICU Medical is providing the Acapellatm Choice Blue device to assist patients in expelling sputum out of the lungs into a collection cup noninvasively. This device is 510(k) cleared as a positive expiratory pressure device to help mobilize lung secretions in people with certain lung conditions. The device does not have a cleared indication for use as a specimen collection device. Promotion of the device by us or our partners for use of the device for specimen collection could cause the FDA to consider the device to be adulterated or misbranded in violation of the FDCA and to require a 510(k) clearance for a specimen collection indication as a condition of distributing the device. Any disruption to our ability to distribute the Acapella® Choice Blue could interfere with our ability to collect adequate patient samples necessary for CyPath® Lung.

CyPath® Lung also relies on a proprietary algorithm to develop and validate software integrated into the test procedure that generates the quantitative and qualitative diagnostic results that are included in the laboratory report. Certain types of standalone diagnostics software are subject to FDA regulation as a medical device (specifically, software as a medical device or “SaMD”). Some types of SaMD are subject to medical device requirements, including in some cases premarket authorization requirements. If the FDA were to conclude that we are required to obtain premarket authorization for the software, our ability to offer CyPath® Lung as an LDT could be delayed or prevented, which would adversely affect our business.

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

In addition to regulations in the U.S., to market and sell our diagnostic tests and therapeutic products in the EU, many Asian countries, and other jurisdictions, we must obtain separate regulatory approvals and comply with numerous and varying regulatory requirements, both from a clinical and manufacturing perspective. Authorization by the FDA does not ensure approval by regulatory or payor authorities in other countries or jurisdictions, and approval by one regulatory or payor authority outside the U.S. does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, a failure or delay in obtaining regulatory approval in one jurisdiction may have a negative effect on the regulatory approval process in others. For example, even if the FDA grants marketing authorization of a diagnostic test or therapeutic product candidate, comparable regulatory authorities in foreign jurisdictions must also approve the manufacturing, marketing, and promotion of the diagnostic test or therapeutic product candidate in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the U.S., including additional preclinical studies or clinical trials as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the U.S., a diagnostic test or therapeutic product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our diagnostic tests or therapeutic products is also subject to approval. A diagnostic test or therapeutic product candidate that has been approved for sale in a particular country may not receive reimbursement approval in that country. We may not be able to obtain approvals from regulatory authorities or payor authorities outside the U.S. on a timely basis, if at all.

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

Even if we obtain FDA approval of any of our therapeutic product candidates and obtain CMS validation for our diagnostic tests, we may never obtain approval or commercialize such products outside of the United States, which would limit our ability to realize their full market potential.

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

The impact of changes to healthcare law and guidance, as well as other changes in the healthcare industry, and changes in healthcare spending are currently unknown and may adversely affect our business model.

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

Risks Related to Ownership of Our Common Stock and Warrants

We are currently listed on The Nasdaq Capital Market (“Nasdaq”). If we are unable to maintain listing of our securities on Nasdaq or any stock exchange, our stock price could be adversely affected and the liquidity of our stock and our ability to obtain financing could be impaired and it may be more difficult for our stockholders to sell their securities.

Although our Common Stock is currently listed on Nasdaq and we are in compliance with the exchange’s minimum listing requirement, we may not be able to continue to meet Nasdaq’s minimum listing requirements or those of any other national exchange. The Listing Rules of Nasdaq require listing issuers to comply with certain standards in order to remain listed on its exchange. If, for any reason, we should fail to maintain compliance with these listing standards and Nasdaq should delist our securities from trading on its exchange and we are unable to obtain listing on another national securities exchange, a reduction in some or all of the following may occur, each of which could have a material adverse effect on our stockholders:

●	the liquidity of our Common Stock;

●	the market price of our Common Stock;

●	our ability to obtain financing for the continuation of our operations;

●	the number of investors that will consider investing in our Common Stock;

●	the number of market makers in our Common Stock;

●	the availability of information concerning the trading prices and volume of our Common Stock; and

●	the number of broker-dealers willing to execute trades in shares of our Common Stock.

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

An investment in our Company generally involves complex federal, state, and local income tax considerations. Neither the Internal Revenue Service nor any state or local taxing authority has reviewed the transactions described herein and may take different positions than the ones contemplated by management. You are strongly urged to consult your own tax and other advisors prior to investing, as neither we nor any of our officers, directors, or related parties can offer tax or similar advice, nor are any such persons making any representations and warranties regarding such matters.

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

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) requires us to evaluate and report on our internal controls over financial reporting and, depending on our future growth, may require our independent registered public accounting firm to annually attest to our evaluation, as well as issue its own opinion on our internal controls over financial reporting. The process of implementing and maintaining proper internal controls and complying with Section 404 is expensive and time consuming. We cannot be certain that the measures we undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Furthermore, if we are able to rapidly grow our business, the internal controls that we will need may become more complex, and significantly more resources will be required to ensure our internal controls remain effective. Failure to implement required controls or difficulties encountered in their implementation could harm our operating results or cause us to fail to meet our reporting obligations. If we or our auditors discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price. In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for future listing on one of the Nasdaq Stock Markets or national securities exchanges, and the inability of registered broker-dealers to make a market in our Common Stock, which may reduce our stock price.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

We maintain a cyber risk management program designed to identify, assess, manage, mitigate, and respond to cybersecurity threats.

The underlying processes and controls of our cyber risk management program incorporate recognized best practices and standards for cybersecurity and information technology, including the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”).

In addition, we maintain policies over areas, such as information security, access on/offboarding, and access and account management, to help govern the processes put in place by management designed to protect our IT assets, data, and services from threats and vulnerabilities. We partner with industry-recognized cybersecurity providers leveraging third-party technology and expertise. These cybersecurity partners, including consultants and other third-party service providers, are a key part of our cybersecurity risk management strategy and infrastructure and provide services including maintenance of an IT assets inventory, periodic vulnerability scanning, identity access management controls including restricted access to privileged accounts, network integrity safeguarded by web-based software, including endpoint protection, endpoint detection and response, and remote monitoring management on all devices, industry-standard encryption protocols, critical data backups, infrastructure maintenance, incident response, cybersecurity strategy, and cyber risk advisory, assessment and remediation.

Our management team, in conjunction with third-party IT and cybersecurity service providers, is responsible for oversight and administration of the cyber risk management program and informing senior management and other relevant stakeholders regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our management team has prior experience selecting, deploying, and overseeing cybersecurity technologies, initiatives, and processes and relies on threat intelligence as well as other information obtained from governmental, public, or private sources.

The Audit Committee of the Board of Directors oversees our cybersecurity risk exposures and the steps taken by management to monitor and mitigate cybersecurity risks. The cybersecurity stakeholders, including member(s) of management assigned with cybersecurity oversight responsibility and/or third-party consultants providing cyber risk services, brief the Audit Committee on cyber vulnerabilities identified through the risk management process, the effectiveness of the cyber risk management program, and the emerging threat landscape and new cyber risks on at least an annual basis. This includes updates on our processes to prevent, detect, and mitigate cybersecurity incidents. In addition, cybersecurity risks are reviewed by our Board of Directors at least annually, as part of the Company’s corporate risk oversight processes.

We face risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows, or reputation. We acknowledge that the risk of cyber incident is prevalent in the current threat landscape and that a future cyber incident may occur in the normal course of our business. However, prior cybersecurity incidents have not had a material adverse effect on our business, financial condition, results of operations, or cash flows. We proactively seek to detect and investigate unauthorized attempts and attacks against our IT assets, data, and services, and to prevent their occurrence and recurrence where practicable through changes or updates to internal processes and tools and changes or updates to service delivery; however, potential vulnerabilities to known or unknown threats will remain. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, investors, and additional stakeholders, which could subject us to additional liability and reputational harm. In response to such risks, we have implemented initiatives such as implementation of the cybersecurity risk assessment process and development of an incident response plan. For more information on cybersecurity risks see Item 1A. “Risk Factors – Our internal information technology systems, or those of our third-party clinical research organizations or other contractors or consultants, may fail or suffer security breaches, loss or leakage of data, and other disruptions, which could result in a material disruption of our diagnostic tests’ or therapeutic product candidates’ development programs, compromise sensitive information related to our business, or prevent us from accessing critical information, potentially exposing us to liability or otherwise adversely affecting our business.”

Item 2. Properties.

In June 2015, we were accepted into the “New Venture Incubator Program,” which was established by The University of Texas at San Antonio (“UTSA”) to foster research by assisting technology-based businesses and entrepreneurs. Pursuant to the terms of a license agreement, UTSA grants us a license for the temporary use of approximately 1,250 square feet of laboratory and office space in room SRL 1.424 inside the Science Research Laboratories on UTSA’s campus. In exchange, we pay a licensing fee of $5,300 per month. The license agreement has a one-year term that we can extend by requesting a term extension from UTSA. Since 2016, UTSA has granted each of our annual requests for a license extension. UTSA provided notice in January 2026 that our lease would not be renewed, and as a result we will relocate our research operations from UTSA to privately owned laboratory space.

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

Holders of Record

As of March 1, 2026, there were approximately 88 holders of record of shares of our Common Stock. This number does not reflect the beneficial holders of our Common Stock who hold shares in street name through brokerage accounts or other nominees.

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

Unregistered Sales of Equity Securities

We did not sell any equity securities during the quarter ended December 31, 2025, in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information as of December 31, 2025, with respect to shares of our Common Stock that may be issued under our equity incentive plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2024 Equity Incentive Plan	2,179	$36.46	41,800
2014 Equity Incentive Plan	11,247	$179.99	—
Equity compensation plans not approved by security holders	—	—	—
Total	13,413	$156.67	41,800

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

Our MD&A is organized as follows:

●	Company Overview – Discussion of our business plan and strategy to provide context for the remainder of the MD&A.

●	Results of Operations – Analysis of our financial results comparing the year ended December 31, 2025, to the year ended December 31, 2024.

●	Liquidity and Capital Resources – Analysis of changes in our cash flows and discussion of our financial condition and potential sources of liquidity.

●	Critical Accounting Estimates – Accounting estimates are those estimates made in accordance with U.S. generally accepted accounting principles (“GAAP”) that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Company Overview

Business

We develop noninvasive diagnostics to detect early-stage lung cancer and other diseases of the lung using flow cytometry and automated analysis developed by machine learning, a form of artificial intelligence (“AI”). One of our diagnostic tests analyzes cell populations, including cancer and cancer-related cells, that are indicative of a specific diseased state.

CyPath® Lung, our first commercial diagnostic test, addresses the need for noninvasive detection of early-stage lung cancer by detecting lung cancer as early as curative Stage 1A. Lung cancer is the leading cause of cancer-related deaths worldwide. Physicians order CyPath® Lung to assist in their assessment of patients who are at high risk for lung cancer. The CyPath® Lung test enables physicians to more confidently identify patients who will likely benefit from timely intervention and more invasive follow-up procedures and those who are likely without lung cancer and should continue routine screening. CyPath® Lung has the potential to increase overall diagnostic accuracy of lung cancer, which could lead to increased survival, fewer unnecessary invasive procedures, reduced patient anxiety, and lower medical costs.

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

Research and development of our diagnostic tests in the pipeline and advancement of our therapeutic discoveries have been conducted at leased laboratory space at The University of Texas at San Antonio. We plan to move our research and development efforts to privately owned laboratory space in the second quarter 2026.

Current Year Financial Highlights

Key financial results for the year ended December 31, 2025, include:

●	Primarily as a result of the Company’s targeted strategic actions to discontinue unprofitable pathology services, reduce costs through operational efficiency, and drive sales growth for CyPath® Lung, consolidated revenue decreased approximately 34% to $6.2 million as compared to $9.4 million for the year ended December 31, 2024. While these actions contributed to lower consolidated revenue in the short term, they improved operating focus and cost structure and are intended to position our noninvasive lung cancer diagnostic for scalable growth and improved long-term margin potential.
●	CyPath® Lung testing revenue increased approximately 87% to $963,000 as compared to $516,000 for the year ended December 31, 2024, due to a 99% increase in total test results delivered of more than 600 for the current year.
●	Raised approximately $16.9 million in gross proceeds from equity transactions to fund operating activities.

Recent Financial Developments

Public and Private Offerings

All share and per-share amounts in the accompanying footnotes have been retroactively adjusted to reflect our 1-for-30 reverse stock split, which occurred on September 18, 2025.

In October 2025, we entered into definitive agreements for the purchase and sale of 720,000 shares of Common Stock, at a purchase price of $2.50 per share in a registered direct offering priced at-the-market under Nasdaq rules. The gross proceeds from the offering were approximately $1.8 million before deducting placement agent fees and other offering expenses payable by us.

On September 29, 2025, we consummated a best efforts public offering of an aggregate of (i) 1,047,694 shares of Common Stock and (ii) pre-funded warrants to purchase up to 874,067 shares of Common Stock in lieu of shares of Common Stock. Each share was sold at a public offering price of $2.50. Each pre-funded warrant was sold at a public offering price of $2.493. The total gross proceeds for the transaction were approximately $4.8 million.

On August 13, 2025, we entered into a securities purchase agreement with certain institutional and accredited investors, pursuant to which we agreed to issue and sell in a private placement (i) 990 shares of our newly designated Series B Convertible Preferred Stock, with a par value $0.001 per share and stated value of $1,000 per share, for gross proceeds to us of $990,000, which were initially convertible into 143,476 shares of our Common Stock at an initial conversion price of $6.90 per share and (ii) warrants to purchase up to 223,824 shares of our Common Stock at an exercise price of $10.56 per share of Common Stock.

On May 7, 2025, the Company completed a public offering of securities for gross proceeds to the Company of $3.25 million, before deducting agent fees and other estimated expenses payable by the company. The offering consisted of 338,541 shares of our Common Stock, of which 79,044 were pre-funded warrants, together with warrants to purchase up to 507,812 shares of Common Stock, at a combined offering price for each share of common stock (or pre-funded warrant) and accompanying warrant of $9.60 per share. The warrants have an exercise price of $10.56 per share and have certain provisions that allow for additional shares to be issued in the event of a reverse split of the Company’s common stock. Additionally, the warrants include an anti-dilution adjustment which is subject to stockholder approval.

On February 26, 2025, pursuant to the terms of a warrant inducement agreement (the “February Inducement Agreement”), we entered into with certain holders of existing warrants dated February 25, 2025, such holders exercised for cash (i) warrants to purchase an aggregate of up to 43,402 shares of Common Stock issued on August 5, 2024 (the “August Warrants”), at the reduced exercise price of $17.40 per share, and (ii) warrants to purchase an aggregate of up to 37,878 shares of Common Stock issued on October 21, 2024 (the “October Warrants”), at the reduced exercise price of $17.40 per share. We received aggregate gross proceeds of approximately $1.4 million, before deducting advisory fees and other expenses payable by it. In consideration of the immediate exercise of the October Warrants and August Warrants by the holders thereof in accordance with the February Inducement Agreement, we issued unregistered common warrants to purchase an aggregate of up to 97,538 shares of Common Stock (120% of the number of shares of Common Stock issuable upon exercise of the October Warrants and August Warrants) to such holders.

Financial

To date, we have devoted a substantial portion of our efforts and financial resources to the development of our diagnostic test, CyPath® Lung. As a result, since our inception in 2014, we have funded our operations principally through private sales of our equity or debt securities.

We have never been profitable, and as of December 31, 2025, we had working capital surplus of $4.7 million and an accumulated deficit of approximately $68.6 million. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our diagnostic tests and advance our diagnostic tests through clinical trials; however, we do expect revenue to increase due to accelerating sales of CyPath® Lung and cost-saving measures we recently instituted at PPLS. We intend to seek strategic partners for our therapeutic discoveries related to selective broad-spectrum cancer treatments through pre-clinical and clinical development.

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

Results of Operations

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

Our results of operations have varied significantly from year to year and quarter to quarter and may vary significantly in the future. Net loss for the year ended December 31, 2025 was approximately $14.9 million, compared to a net loss of approximately $9.0 million for the year ended December 31, 2024, resulting from the operational activities described below.

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

	Year Ended December 31,
	2025	2024
Patient service fees[1]	$4,917,342	$8,175,670
Histology service fees	1,116,912	1,103,751
Medical director fees	68,268	66,576
Department of Defense observational studies	577	8,654
Other revenues	4,860	7,371
Total net revenue	$6,161,959	$9,362,022

[1]	Patient services fees includes direct billing for CyPath® Lung diagnostic test of approximately $963,000 and $516,000 for the years ended December 31, 2025 and 2024, respectively.

Operating Expenses

	Year Ended		Change in 2025
	December 31,		Versus 2024
	2025	2024	$	%
Operating expenses:
Direct costs and expenses	$4,226,799	$5,983,475	$(1,756,676)	(29)%
Research and development	1,383,359	1,461,227	(77,868)	(5)%
Clinical development	705,744	321,655	384,089	119%
Selling, general and administrative	9,913,729	9,943,473	(29,744)	0%
Depreciation and amortization	504,836	605,637	(101,801)	(17)%
Total operating expenses	$16,734,467	$18,315,467	$(1,581,800)	(9)%

Operating expenses totaled $16.7 million and $18.3 million for the years ended December 31, 2025 and 2024, respectively. The decrease in operating expenses is the result of the following factors.

Direct Costs and Expenses

Our direct costs and expenses are primarily direct labor for pathology services, laboratory supplies and reagents, laboratory equipment, and allocated shared facilities. Direct costs and expenses totaled $4.2 million and $6.0 million during the years ended December 31, 2025 and 2024, respectively. The decrease of approximately $1.8 million for 2025 compared to 2024 was primarily attributable to the targeted strategic actions which occurred in March 2025, aimed at streamlining operations and reducing costs related to our lab operations.

Research and Development

Our research and development expenses consist primarily of expenditures for lab operations, preclinical studies, compensation, and consulting costs. Research and development expenses remained consistent year-over-year, totaling $1.4 million and $1.5 million for the years ended December 31, 2025 and 2024, respectively.

Clinical Development

Clinical development expenses totaled approximately $706,000 and $322,000 for the years ended December 31, 2025 and 2024, respectively. The increase of approximately $384,000, or 119%, for the year ended December 31, 2025, compared to the same period in 2024 was primarily attributable to an increase in professional fees in 2025 related to managing our clinical strategy for our pivotal clinical trial.

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of expenditures related to employee compensation, selling and marketing costs, legal, accounting and tax, and other professional services, and general operating expenses.

Selling, general and administrative expenses totaled approximately $9.9 million and $9.9 million for each year ended December 31, 2025 and 2024, respectively. Our selling, general and administrative costs stayed level despite an increase of approximately $1.0 million in costs related to the addition of personnel and services to support sales of our diagnostic test, CyPath® Lung, offset by decreases in expenses from targeted strategic actions aimed at streamlining operations and reducing costs in our lab operations.

Depreciation and Amortization

Depreciation and amortization expenses totaled approximately $505,000 and $606,000 for the years ended December 31, 2025 and 2024, respectively. The decrease of approximately $101,000, or 17%, for the year ended December 31, 2025, compared to the same period in 2024 was primarily attributable to the termination of a financing lease in April 2025 due to the Company’s targeted strategic actions announced in March 2025.

Other Income (Expense)

	Year Ended		Change in 2025
	December 31,		Versus 2024
	2025	2024	$	%
Interest (expense) income, net	$(20,987)	$(74,865)	$53,878	72%
Other (expense) income, net	(461,939)	129	(462,068)	(358,192)%
Gain (loss) on remeasurement of warrant liabilities	(3,810,278)	—	(3,810,278)	(100)%
Total other (expense) income	$(4,293,204)	$(74,736)	$(4,218,468)	5,644%

Other Income (Expense)

Total other income (expense), net totaled ($4.3 million) and approximately $(75,000) for the years ended December 31, 2025 and 2024, respectively. The increase in total other expenses of approximately $4.2 million is mostly attributable to the remeasurement of warrant liability and offering costs related to the May public offering, which was further reclassified as equity after the completion of certain events which prevented equity classification.

Liquidity and Capital Resources

To date, we have funded our operations primarily through our IPO, exercise of warrants, and the sale of our equity and debt securities, resulting in gross proceeds of approximately $58.2 million. We have evaluated whether there are conditions and events that raise substantial doubt about our ability to continue as a going concern for at least one year after the date the consolidated financial statements are issued.

Recent Financings

In October 2025, we entered into definitive agreements for the purchase and sale of 720,000 shares of Common Stock, at a purchase price of $2.50 per share in a registered direct offering priced at-the-market under Nasdaq rules. The gross proceeds to us from the offering were approximately $1.8 million before deducting placement agent fees and other offering expenses payable by us.

On September 29, 2025, we consummated a best efforts public offering of an aggregate of (i) 1,047,694 shares of Common Stock and (ii) pre-funded warrants to purchase up to 874,067 shares of Common Stock in lieu of shares of Common Stock. Each share was sold at a public offering price of $2.50. Each pre-funded warrant was sold at a public offering price of $2.493. The total gross proceeds for the transaction were approximately $4.8 million.

On August 13, 2025, we entered into a securities purchase agreement with certain institutional and accredited investors, pursuant to which we agreed to issue and sell in a private placement (i) 990 shares of our newly designated Series B Convertible Preferred Stock, with a par value $0.001 per share and stated value of $1,000 per share, for gross proceeds to us of $990,000, which were initially convertible into 143,476 shares of our Common Stock at an initial conversion price of $6.90 per share and (ii) warrants to purchase up to 223,824 shares of our Common Stock at an exercise price of $10.56 per share of Common Stock.

On May 7, 2025, the Company completed a public offering of securities for gross proceeds to the Company of $3.25 million, before deducting agent fees and other estimated expenses payable by the company. The offering consisted of 338,541 shares of our Common Stock, of which 79,044 were pre-funded warrants, together with warrants to purchase up to 507,812 shares of Common Stock, at a combined offering price for each share of common stock (or pre-funded warrant) and accompanying warrant of $9.60 per share. The warrants have an exercise price of $10.56 per share and have certain provisions that allow for additional shares to be issued in the event of a reverse split of the Company’s common stock. Additionally, the warrants include an anti-dilution adjustment which is subject to stockholder approval.

On February 26, 2025, pursuant to the terms of a warrant inducement agreement (the “February Inducement Agreement”), we entered into with certain holders of existing warrants dated February 25, 2025, such holders exercised for cash (i) warrants to purchase an aggregate of up to 43,402 shares of Common Stock issued on August 5, 2024 (the “August Warrants”), at the reduced exercise price of $17.40 per share, and (ii) warrants to purchase an aggregate of up to 37,878 shares of Common Stock issued on October 21, 2024 (the “October Warrants”), at the reduced exercise price of $17.40 per share. We received aggregate gross proceeds of approximately $1.4 million, before deducting advisory fees and other expenses payable by it. In consideration of the immediate exercise of the October Warrants and August Warrants by the holders thereof in accordance with the February Inducement Agreement, we issued unregistered common warrants to purchase an aggregate of up to 97,538 shares of Common Stock (120% of the number of shares of Common Stock issuable upon exercise of the October Warrants and August Warrants) to such holders.

We have incurred losses since our inception in 2014 as a result of significant expenditures for operations and research and development and, prior to April 2022, the lack of any approved diagnostic test or therapeutic products to generate revenue. During 2025 and 2024, we had net losses of $14.9 million and $9.0 million, respectively, and we expect to incur substantial additional losses in future periods. We have an accumulated deficit of approximately $68.6 million as of December 31, 2025. Based on our current expected level of operating expenditures and the cash on hand of approximately $4.0 million at the time of this filing, management concludes that there is substantial doubt about our ability to continue as a going concern for a period of at least twelve (12) months subsequent to the issuance of the accompanying consolidated financial statements. Without funding from the proceeds of a capital raise or strategic relationship or grant, management anticipates that our cash resources are sufficient to continue operations through June 2026.

Cash and cash equivalents were approximately $6.4 million as of December 31, 2025. We need to raise further capital through the sale of additional equity or debt securities or other debt instruments, strategic relationships or grants, or through exercised outstanding warrants to support our future operations. Our business plan includes expansion for our commercialization efforts which will require additional funding. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate revenue and raise capital from financing transactions. There can be no assurance that we will be successful in accomplishing these objectives.

Cash Flows

The following information reflects cash flows for the years presented:

	Year Ended
	December 31,
	2025	2024
Cash and cash equivalents at beginning of year	$1,105,291	$2,821,570
Net cash used in operating activities	(9,328,842)	(7,264,795)
Net cash used in investing activities	(60,568)	(79,083)
Net cash provided by financing activities	14,733,901	5,627,599)
Cash and cash equivalents at end of year	$6,449,782	$1,105,291

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $9.3 million and $7.3 million for the years ended December 31, 2025 and 2024, respectively. The increase of approximately $2.0 million in cash used by operations during the years ended December 31, 2025, compared to the same period in 2024 was primarily attributable to an increase of $5.9 million in our loss from operations, a decrease in accounts payable and accrued expenses by $0.5 million offset by a decrease in accounts receivable by $0.9 million compared to the prior year, decrease in stock compensation by $0.3 million, decrease in depreciation and amortization by $0.1 million, and a fair value adjustment to the warrant liability by $3.8 million related to the May 2025 warrant agreement.

Net Cash Used in Investing Activities

We used approximately $61,000 for the year ended December 31, 2025, in investing activities related primarily to purchase of computer and lab equipment, compared to approximately $79,000 used in investing activities for the year ended December 31, 2024.

Net Cash Provided by Financing Activities

Cash provided in financing activities was approximately $14.7 million compared to cash provided by financing activities of approximately $5.6 million for the years ended December 31, 2025 and 2024, respectively. The change in proceeds from prior year was primarily related to net proceeds from the equity transactions of $15.1 million offset by payments for loans and finance leases of $0.4 million, compared to the prior year of equity transactions of $5.8 million offset by payments for loans and finance leases of approximately $0.2 million.

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

In performing impairment tests for our Goodwill in 2024, in accordance with ASC 350 - Intangibles – Goodwill and Other, we opted to complete a quantitative assessment at the PPLS level as opposed to relying on a qualitative assessment as permitted in the guidance. This quantitative assessment required that the estimated fair value of PPLS’ net assets, including Goodwill, be calculated and compared to the carrying amount. If that estimated fair value is in excess of the carrying amount, no impairment is recognized. We performed this assessment as of December 31, 2025. We estimated the fair value of the net assets tested using a discounted cash flow model. The income-based approach required significant judgment to estimate future cash flows, including revenue growth inclusive of long-term growth rate assumptions and the discount rate. Significant changes in our estimates and assumptions could affect our fair value calculations. Our estimate of fair value exceeded the carrying amount and therefore resulted in no impairment.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer evaluated the effectiveness of our “disclosure controls and procedures” as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K. The term “disclosure controls and procedures” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is accumulated and communicated to a company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures and our internal control processes will prevent all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of error or fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the processes, safeguards to reduce, though not eliminate, this risk.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in its 2013 Internal Control-Integrated Framework. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2025.

As of December 31, 2025, we are a non-accelerated filer, and our independent registered public accounting firm is not required to issue an attestation report on our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The information required by this item is incorporated herein by reference to the Proxy Statement.

Item 11. Executive Compensation.

The information required by this item is incorporated herein by reference to the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference to the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated herein by reference to the Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to the Proxy Statement.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a) Financial Statements and Schedules.

See “Index to Consolidated Financial Statements” beginning on page F-1 following the signature page as required by Part II, Item 8 of this Annual Report.

(b) Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant as filed with the Delaware Secretary of State on March 26, 2014 (incorporated by reference as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)

3.2	Amended and Restated Bylaws of Registrant (Incorporated by reference as Exhibit 3.6 to the Registrant’s Form S-1/A (File No. 333-264463) filed with the SEC on June 16, 2022)

3.3	Certificate of Amendment to the Certificate of Incorporation of Registrant, as filed with the Delaware Secretary of State on May 31, 2016 (incorporated by reference as Exhibit 3.3 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)

3.4	Certificate of Designation of Series A Convertible Preferred Stock of the Registrant filed with the Delaware Secretary of State on July 13, 2017 (Incorporated by reference as Exhibit 3.4 to the Registrant’s Form S-1/A (File No. 333-264463) filed with the SEC on May 25, 2022)

3.5	Certificate of Amendment to the Certificate of Incorporation of Registrant, as filed with the Delaware Secretary of State on November 29, 2021 (incorporated by reference as Exhibit 3.5 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)

3.6	Certificate of Amendment to the Certificate of Incorporation of Registrant, as filed with the Delaware Secretary of State on June 23, 2022 (Incorporated by reference as Exhibit 3.2 to the Registrant’s Form S-1/A (File No. 333-264463) filed with the SEC on May 25, 2022)

3.7	Certificate of Amendment to the Certificate of Incorporation of Registrant, as filed with the Delaware Secretary of State on June 6, 2023 (Incorporated by reference as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on June 7, 2023)

3.8	Certificate of Amendment to the Certificate of Incorporation of Registrant, as filed with the Delaware Secretary of State on June 5, 2024 (Incorporated by reference as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on June 5, 2024)

3.9	Amendment to Amended and Restated By-Laws of bioAffinity Technologies Inc., dated October 17, 2024 (Incorporated by reference as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on October 21, 2024)

3.10	Certificate of Amendment to the Certificate of Incorporation (Incorporated by reference as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on August 14, 2025)

3.11	Certificate of Designations of Series B Convertible Preferred Stock (Incorporated by reference as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on August 14, 2025)

3.12	Certificate of Amendment to Certificate of Incorporation of bioAffinity Technologies, Inc. (Incorporated by reference as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on September 17, 2025)

4.1	Form of Registrant’s Common Stock Certificate (Incorporated by reference as Exhibit 4.1 to the Registrant’s Form S-1/A filed with the SEC on June 16, 2022)

4.2	Common Stock Purchase Warrant issued to San Antonio Economic Development Corporation dated March 17, 2017 (Incorporated by reference as Exhibit 4.2 to the Registrant’s Form S-1/A filed with the SEC on May 25, 2022).

4.3	Form of Common Stock Purchase Warrant issued to Holders of the Registrant’s Convertible Promissory Notes (Incorporated by reference as Exhibit 4.3 to the Registrant’s Form S-1/A filed with the SEC on May 25, 2022)

4.4	Form of Placement Agent’s Warrant issued to WallachBeth Capital, LLC (Incorporated by reference as Exhibit 4.4 to the Registrant’s Form S-1/A filed with the SEC on August 5, 2022)

4.5	Form of Representative’s Warrant issued to WallachBeth Capital, LLC, in connection with the Registrant’s Initial Public Offering (Incorporated by reference as Exhibit 4.5 to the Registrant’s Form S-1/A filed with the SEC on July 28, 2022).

4.6	Form of (Tradeable) Common Stock Purchase Warrant issued as part of the Units sold in the Registrant’s Initial Public Offering (Incorporated by reference as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 6, 2022)

4.7	Form of Warrant Agent Agreement for the Warrants issued as part of the Units sold in the Registrant’s Initial Public Offering (Incorporated by reference as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 6, 2022)

4.8	Form of (Non-tradeable) Common Stock Purchase Warrant issued as part of the Units sold in the Registrant’s Initial Public Offering (Incorporated by reference as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 6, 2022)

4.9	Form of Amendment to Common Share Purchase Warrants with schedule of warrant holders and warrants (Incorporated by reference as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on September 20, 2023)

4.10	Form of Amendment to Initial Public Offering Warrants with schedule of warrant holders and warrants (Incorporated by reference as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on September 20, 2023)

4.11	Form of Warrant to Purchase Common Stock (Incorporated by reference as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 8, 2024)

4.12	Form of Placement Agent Warrant (Incorporated by reference as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 8, 2024)

4.13	Description of Securities (Incorporated by reference as Exhibit 4.13 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2025)

4.14	Form of Purchase Warrant (Incorporated by reference as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on August 5, 2024)

4.15	Form of Placement Agent Warrant (Incorporated by reference as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on August 5, 2024)

4.16	Form of Common Warrant (Incorporated by reference as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on October 21, 2024)

4.17	Form of Placement Agent Warrant (Incorporated by reference as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on October 21, 2024)

4.18	Form of New Warrant (Incorporated by reference as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on February 27, 2025)

4.19	Form of Advisor Warrant (Incorporated by reference as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on February 27, 2025)

4.20	Form of April 2025 Warrant (Incorporated by reference as Exhibit 4.19 to the Registrant’s Form S-1 filed May 2, 2025)

4.21	Form of Pre-Funded Arrant (Incorporated by reference as Exhibit 4.20 to the Registrant’s Form S-1 filed May 2, 2025)

4.22	Form of Placement Agent Warrant (Incorporated by reference as Exhibit 4.21 to the Registrant’s Form S-1 filed May 2, 2025)

4.23	Form of Warrant Agent Agreement for the April 2025 Warrants (Incorporated by reference as Exhibit 4.22 to the Registrant’s Form S-1 filed May 2, 2025)

4.24	Form of Pre-Funded Warrant (Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on May 8, 2025)

4.25	Form of May 2025 Warrant (Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on May 8, 2025)

4.26	Form of Placement Agent Warrant (Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on May 8, 2025)

4.27	Form of Warrant (Incorporated by reference as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on August 14, 2025)

4.28	Form of Placement Agent Warrant (Incorporated by reference as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on August 14, 2025)

4.29	Form of New Warrant (Incorporated by reference as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on August 14, 2025)

4.30	Form of Warrant Amendment (Incorporated by reference as Exhibit 4.4 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on August 14, 2025)

4.31	Form of May 2025 Warrant Amendment (Incorporated by reference as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on September 2, 2025)

4.32	Form of August 2025 Warrant Amendment (Incorporated by reference as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on September 2, 2025)

4.33	Form of Pre-Funded Warrant (Incorporated by reference as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on September 30, 2025)

10.1+	2014 Equity Incentive Plan of Registrant, as amended. (Incorporated by reference as Exhibit 10.1 to the Registrant’s Form S-1 filed with the SEC on April 25, 2022)

10.2+	Executive Chairman Employment Agreement dated January 1, 2020, by and between Registrant and Steven Girgenti, as amended. (Incorporated by reference as Exhibit 10.2 to the Registrant’s Form S-1 filed with the SEC on April 25, 2022)

10.3+	Employment Agreement dated February 1, 2015, by and between Registrant and Maria Zannes. (Incorporated by reference as Exhibit 10.3 to the Registrant’s Form S-1 filed with the SEC on April 25, 2022)

10.4+	Employment Agreement dated April 4, 2016, by and between Registrant and Vivienne Rebel, as amended. (Incorporated by reference as Exhibit 10.4 to the Registrant’s Form S-1 filed with the SEC on April 25, 2022)

10.5+	Employment Agreement dated February 1, 2015, by and between Registrant and Timothy Zannes. (Incorporated by reference as Exhibit 10.5 to the Registrant’s Form S-1 filed with the SEC on April 25, 2022)

10.6+	Consulting Agreement dated May 25, 2017, by and between Registrant and Michael Edwards, as amended. (Incorporated by reference as Exhibit 10.6 to the Registrant’s Form S-1 filed with the SEC on May 25, 2022)

10.7	License Agreement to Participate in the UTSA New Venture Incubator Program dated June 15, 2015, by and between Registrant and the University of Texas at San Antonio. (Incorporated by reference as Exhibit 10.7 to the Registrant’s Form S-1 filed with the SEC on April 25, 2022)

10.8	Joint Development Agreement dated October 1, 2018, by and between the Registrant and Village Oaks Pathology Services, P.A. d/b/a Precision Pathology Services (Incorporated by reference as Exhibit 3.2 to the Registrant’s Form S-1/A filed with the SEC on July 27, 2022)

10.9	Agreement dated October 17, 2020, by and between Registrant and GO2 Partners (Incorporated by reference as Exhibit 10.9 to the Registrant’s Form S-1/A filed with the SEC on July 27, 2022)

10.10	Form of Note Purchase Agreement used by the Registrant in its private offering of Convertible Promissory Notes issued between October 2021 and January 2022 (Incorporated by reference as Exhibit 10.10 to the Registrant’s Form S-1 filed with the SEC on May 25, 2022)

10.11+	Offer Letter between bioAffinity Technologies, Inc. and Michael Dougherty dated April 11, 2023 (Incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on May 1, 2023)

10.12+	bioAffinity Technologies, Inc. Amended and Restated 2014 Equity Incentive Plan Incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on June 7, 2023)

10.13+	Amendment, effective as of August 1, 2023, to Employment Agreement, dated February 1, 2015, by and between bioAffinity Technologies, Inc. and Maria Zannes (Incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on July 28, 2023)

10.14	Asset Purchase Agreement, effective September 18, 2023, by and among, Precision Pathology Laboratory Services, LLC, Dr. Roby P. Joyce and Village Oaks Pathology Services, P.A. (Incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on September 20, 2023)

10.15	Subscription Agreement, dated September 18, 2023, by and between The Joyce Living Trust, dated March 19, 2013, and bioAffinity Technologies, Inc. (Incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on September 20, 2023)

10.16	Management Services Agreement, effective as of September 18, 2023, by and between Precision Pathology Laboratory Services, LLC and Village Oaks Pathology Services, P.A. (Incorporated by reference as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on September 20, 2023)

10.17	Succession Agreement, effective September 18, 2023, by and among, Precision Pathology Laboratory Services, LLC, Dr. Roby P. Joyce and Village Oaks Pathology Services, P.A. (Incorporated by reference as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on September 20, 2023)

10.18	Professional Services Agreement, effective as of September 18, 2023, by and between Precision Pathology Laboratory Services, LLC and Village Oaks Pathology Services, P.A. (Incorporated by reference as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on September 20, 2023)

10.19+	Executive Employment Agreement, dated September 18, 2023, by and between the Registrant and Roby Joyce, M.D. (Incorporated by reference as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on September 20, 2023)

10.20	Assignment and Assumption of Lease Agreement, effective September 18, 2023, by and between Precision Pathology Laboratory Services, LLC and Village Oaks Pathology Services, P.A. (Incorporated by reference as Exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on September 20, 2023)

10.21	Office Lease, dated July 31, 2019, by and between Village Oaks Pathology Services, P.A. and 343 West Sunset, LLC (Incorporated by reference as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on September 20, 2023)

10.22	Assignment and Assumption Agreement, effective September 18, 2023, by and between Precision Pathology Laboratory Services, LLC and Village Oaks Pathology Services, P.A. (Incorporated by reference as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on September 20, 2023)

10.23	Equipment Usage Attachment, dated effective as of August 9, 2019, by and between Gen-Probe Sales & Service, Inc., together with its subsidiaries and affiliates and Village Oaks Pathology Services, P.A. d/b/a Precision Pathology, as amended by that certain Amendment No. 1 to Equipment Usage Attachment dated November 2, 2020, as further amended by that certain Amendment No. 2 to Equipment Usage Attachment dated November 2, 2020, and as further amended by that certain Amendment No. 3 to Equipment Usage Attachment dated December 21, 2022 (Incorporated by reference as Exhibit 10.10 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on September 20, 2023)

10.24	Master Agreement, dated as of January 29, 2015, by and between Leica Microsystems, Inc. and Precision Pathology, as amended by Amendment No. 1 to the Master Agreement, dated on or about April 4, 2018, as further amended by that certain Amendment No. 2 to Master Agreement, dated March 23, 2021 (Incorporated by reference as Exhibit 10.11 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on September 20, 2023)

10.25	Strategic Relationship License Agreement, dated December 1, 2022, by and between Pathology Watch, Inc. and Precision Pathology Services (Incorporated by reference as Exhibit 10.12 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on September 20, 2023)

10.26	Bill of Sale signed by Village Oaks Pathology Services, P.A., effective as of September 18, 2023 (Incorporated by reference as Exhibit 10.13 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on September 20, 2023)

10.27	Jamie Platt Offer Letter (Incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on December 5, 2023)

10.28+	bioAffinity Technologies, Inc. Management Incentive Bonus Plan (Incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on January 31, 2024)

10.29+	Amendment to Michael Dougherty Offer Letter (Incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on January 31, 2024)

10.30	Form of Securities Purchase Agreement, dated as of March 6, 2024, by and among the Company and the investors parties thereto (Incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 8, 2024)

10.31	Form of Support Agreement with schedule of signatories (Incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 8, 2024)

10.32+	bioAffinity Technologies, Inc. 2024 Incentive Compensation Plan (Incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on June 5, 2024)

10.33	Form of Securities Purchase Agreement, dated as of August 2, 2024, by and among the Company and the investor listed on the signature page thereto (Incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on August 5, 2024)

10.34	Form of Warrant Inducement Agreement (Incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on August 5, 2024)

10.35	Form of Support Agreement with schedule of signatories (Incorporated by reference as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on August 5, 2024)

10.36+	Consulting Agreement, dated August 21, 2024, by and between bioAffinity Technologies, Inc. and Michael Edwards (Incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on August 23, 2024)

10.37+	Employment Agreement between bioAffinity Technologies, Inc. and Michael Edwards, dated as of October 9, 2024 (Incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on October 10, 2024)

10.38	Form of Securities Purchase Agreement, dated as of October 18, 2024, by and between the Company and the purchasers listed on the signature pages thereto (Incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on October 21, 2024)

10.39	Form of Support Agreement (Incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on October 21, 2024)

10.40+	Amendment No. 2 to Employment Agreement with Maria Zannes (Incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on January 14, 2025)

10.41	Form of Warrant Inducement Agreement (Incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on February 27, 2025)

10.42	Form of Securities Purchase Agreement (Incorporated by reference as Exhibit 10.42 to the Registrant’s Form S-1 filed May 2, 2025)

10.43	Placement Agency Agreement, dated as of May 5, 2025, by and between bioAffinity Technologies, Inc. and WallachBeth Capital LLC (Incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on May 8, 2025)

10.44	Form of Securities Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on May 8, 2025)

10.45	At-The-Market Issuance Sales Agreement by and between bioAffinity Technologies, Inc. and WallachBeth Capital LLC (Incorporated by reference as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on May 27, 2025)

10.46	Placement Agency Agreement dated August 13, 2025 (Incorporated by reference as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on August 14, 2025)

10.47	Form of Securities Purchase Agreement (Incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on August 14, 2025)

10.48	Form of Registration Rights Agreement (Incorporated by reference as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on August 14, 2025)

10.49	Form of Warrant Inducement Agreement (Incorporated by reference as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on August 14, 2025)

10.50	Financial Advisory Agreement dated August 13, 2025 (Incorporated by reference as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on August 14, 2025)

10.51	Placement Agency Agreement dated as of September 25, 2025, by and between bioAffinity Technologies, Inc. and WallachBeth Capital LLC (Incorporated by reference as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on September 30, 2025)

10.52	Form of Securities Purchase Agreement (Incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on September 30, 2025)

10.53	Placement Agency Agreement, dated October 8, 2025, by and between bioAffinity Technologies Inc. and WallachBeth Capital LLC (Incorporated by reference as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on October 9, 2025)

10.54	Form of Securities Purchase Agreement, dated as of October 8, 2025, by and between the Company and the purchasers listed on the signature pages thereto (Incorporated by reference as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-41463) filed with the SEC on October 9, 2025)

14.1	Code of Business Conduct of the Registrant (Incorporated by reference as Exhibit 14.1 to the Registrant’s Form S-1 filed with the SEC on May 25, 2022)

19.1	Amended and Restated Insider Trading Policy of the Registrant (Incorporated by reference as Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2025)

21.1	List of Subsidiaries of the Registrant (Incorporated by reference as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)

23.1*	Consent of WithumSmith+Brown, PC, independent registered public accounting firm

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002

97.1	Clawback Policy (incorporated by reference as Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on April 1, 2024)

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished herewith
+	Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of March, 2026.

bioAffinity Technologies, Inc.

By:	/s/ Maria Zannes
Maria Zannes
Chief Executive Officer, President, and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Maria Zannes	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 13, 2026
Maria Zannes

/s/ J. Michael Edwards	Chief Financial Officer	March 13, 2026
J. Michael Edwards	(Principal Financial and Accounting Officer)

/s/ Steven Girgenti	Executive Chairman and Director	March 13, 2026
Steven Girgenti

/s/ Robert Anderson	Director	March 13, 2026
Robert Anderson

/s/ John Oppenheimer	Director	March 13, 2026
John Oppenheimer

/s/ Peter S. Knight	Director	March 13, 2026
Peter S. Knight

/s/ Roberto Rios	Director	March 13, 2026
Roberto Rios

/s/ Jamie Platt	Director	March 13, 2026
Jamie Platt

bioAffinity Technologies, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

bioAffinity Technologies, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of bioAffinity Technologies, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with principles generally accepted in the United States of America.

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

New York, New York
March 13, 2026
PCAOB ID Number 100

bioAffinity Technologies, Inc.

Consolidated Balance Sheets

As of December 31, 2025 and 2024

	December 31,
	2025	2024
ASSETS

Current assets:
Cash and cash equivalents	$6,449,782	$1,105,291
Accounts and other receivables, net	541,962	1,139,204
Inventory	53,548	27,608
Prepaid expenses and other current assets	519,916	422,995

Total current assets	7,565,208	2,695,098

Non-current assets:
Property and equipment, net	265,593	375,385
Operating lease right-of-use asset, net	334,289	463,011
Finance lease right-of-use asset, net	661,575	780,872
Goodwill	1,404,486	1,404,486
Intangible assets, net	716,806	775,139
Other assets	12,815	19,676

Total assets	$10,960,772	$6,513,667

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$761,901	$987,311
Accrued expenses	1,717,989	1,398,722
Unearned revenue	42,405	24,404
Operating lease liability, current portion	139,220	127,498
Finance lease liability, current portion	139,490	395,301
Notes payable, current portion	105,161	171,669

Total current liabilities	2,906,166	3,104,905

Non-current liabilities
Operating lease liability, net of current portion	202,878	342,098
Finance lease liability, net of current portion	532,759	444,448
Notes payable, net of current portion	41,313	20,180

Total liabilities	3,683,116	3,911,631

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.001 per share; 20,000,000 shares authorized; 700 and 0 shares issued and outstanding at December 31, 2025 and 2024, respectively	1	—
Common Stock, par value $0.007 per share; 350,000,000 shares authorized; 4,498,675 and 519,158 issued and outstanding at December 31, 2025 and 2024, respectively(1)	31,461	3,553
Additional paid-in capital(1)	75,800,258	56,242,793
Accumulated deficit	(68,554,064)	(53,644,310)
Total stockholders’ equity	7,277,656	2,602,036

Total liabilities and stockholders’ equity	$10,960,772	$6,513,667

(1)	The values of Common Stock and paid-in capital, as well as the number of shares issued and outstanding, have been retroactively adjusted in order to give effect to the Company’s 1-for-30 reverse stock split.

The accompanying notes are an integral part of these consolidated financial statements.

bioAffinity Technologies, Inc.

Consolidated Statements of Operations

For the Years Ended December 31, 2025 and 2024

	2025	2024

Net Revenue	$6,161,959	$9,362,022

Operating expenses:
Direct costs and expenses	4,226,799	5,983,475
Research and development	1,383,359	1,461,227
Clinical development	705,744	321,655
Selling, general and administrative	9,913,729	9,943,473
Depreciation and amortization	504,836	605,637

Total operating expenses	16,734,467	18,315,467

Loss from operations	(10,572,508)	(8,953,445)

Other income (expense):
Interest income	23,385	17,610
Interest expense	(44,372)	(92,475)
Other income	40,490	10,323
Other expense	(502,429)	(10,194)
Change in fair value of warrants issued	(3,810,278)	—

Loss before income tax expense	(14,865,712)	(9,028,181)

Income tax expense	(44,042)	(11,650)

Net loss	$(14,909,754)	$(9,039,831)

Net loss per common share, basic and diluted(2)	$(8.66)	$(22.50)

Weighted average common shares outstanding(2)	1,721,082	404,167

(2)	The values of Common Stock and paid-in capital, as well as the number of shares issued and outstanding, have been retroactively adjusted in order to give effect to the Company’s 1-for-30 reverse stock split.

The accompanying notes are an integral part of these consolidated financial statements.

bioAffinity Technologies, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Years Ended December 31, 2025 and 2024

	Convertible				Additional
	Preferred Stock		Common Stock(3)		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital(3)	Deficit	Equity

Balance at December 31, 2023	—	—	313,153	$2,192	$49,457,542	$(44,604,479)	$4,855,255

Stock-based compensation	—	—	18,308	128	989,553	—	989,681

Exercise of stock options			6,931	49	74,850		74,899

Exercise of stock warrants	—	—	35,558	249	1,370,898	—	1,371,147

Sale of Common Stock	—	—	133,570	935	5,611,848	—	5,612,783

Offering Costs			—	—	(1,261,898)	—	(1,261,898)

Net loss	—	—	—	—	—	(9,039,381)	(9,039,831)

Balance at December 31, 2024	—	—	507,520	$3,553	$56,242,793	$(53,644,310)	$2,602,036

Stock-based compensation	—	—	14,816	104	671,370	—	671,474

Sale of common stock	—	—	2,788,933	19,523	8,110,609	—	8,130,132

Exercise of stock warrants	—	—	1,140,947	7,987	4,806,040	—	4,814,027

Issuance of preferred stock	990	1	—	—	989,999	—	990,000

Conversion of preferred stock	(290)		42,028	294	(294)	—	—

Offering costs	—	—			(1,771,939)	—	(1,771,939)

Reclass of warrant liability to equity					6,751,680		6,751,680

Net loss	—	—	—	—	—	(14,909,754)	(14,909,754)

Balance at December 31, 2025	700	1	4,494,304	$31,461	$75,800,258	$(68,554,064)	$7,277,656

(3)	The values of Common Stock and paid-in capital, as well as the number of shares issued and outstanding, have been retroactively adjusted in order to give effect to the Company’s 1-for-30 reverse stock split.

The accompanying notes are an integral part of these consolidated financial statements.

bioAffinity Technologies, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2025 and 2024

	2025	2024

Cash flows from operating activities
Net loss	$(14,909,754)	$(9,039,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	504,836	605,637
Stock-based compensation expense	671,474	989,681
Fair value adjustment on warrants	3,810,278	—

Changes in operating assets and liabilities:
Accounts and other receivables	597,242	(327,530)
Inventory	(25,940)	(9,124)
Prepaid expenses and other assets	(90,060)	(105,594)
Accounts payable	(225,410)	382,521
Accrued expenses	319,267	248,911
Unearned revenue	18,001	(8,654)
Operating lease right-of-use asset	1,224	(812)
Net cash used in operating activities	(9,328,842)	(7,264,795)

Cash flows from investing activities
Purchase of property and equipment	(60,568)	(79,083)
Net cash used in investing activities	(60,568)	(79,083)

Cash flows from financing activities
Proceeds from issuance of Common Stock from direct offering	11,071,534	5,612,783
Proceeds from exercised stock options	—	74,899
Proceeds from exercise of warrants	4,814,027	1,371,147
Proceeds from issuance of Convertible Preferred Stock	990,000	—
Payment of offering costs for financing activities	(1,771,939)	(1,261,898)
(Payments) proceeds from loans payable	(45,375)	191,849
Principal repayments on finance leases	(324,346)	(361,181)
Net cash provided by financing activities	14,733,901	5,627,599

Net change in cash and cash equivalents	5,344,491	(1,716,279)

Cash and cash equivalents at beginning of year	1,105,291	2,821,570

Cash and cash equivalents at end of year	$6,449,782	$1,105,291

Supplemental disclosures of cash flow information:
Income taxes paid in cash	$44,042	$11,650
Interest paid	23,385	17,610
Noncash financing activities:
Fair value of warrants issued to placement agents	$—	$74,281

The accompanying notes are an integral part of these consolidated financial statements.

bioAffinity Technologies, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

Note 1. BASIS OF PRESENTATION, ORGANIZATION AND NATURE OF OPERATIONS

Description of Business

bioAffinity Technologies, Inc., a Delaware corporation (the “Company,” or “bioAffinity Technologies”), addresses the need for noninvasive diagnosis of lung cancer at early stage and other diseases of the lung. bioAffinity Technologies’ proprietary platform uses flow cytometry and automated data analysis built by machine learning, a form of artificial intelligence (“AI”), to preferentially target cancer cell populations and other cell populations indicative of a diseased state. The Company’s first diagnostic test, CyPath® Lung, is a noninvasive test for early detection of lung cancer, the leading cause of cancer-related deaths. CyPath® Lung is offered for sale to physicians by the Company’s subsidiary, Precision Pathology Laboratory Services, LLC (“PPLS”). The Company is developing its flow cytometry platform to address the need to identify patients who can benefit from new and emerging therapies for asthma and chronic obstructive pulmonary disease (“COPD”) with noninvasive precision diagnostic tests. Research also is advancing the Company’s therapeutic discoveries that could in the future result in broad-spectrum cancer treatments, beginning with treatment delivered topically for squamous cell skin cancer. Commercial operations and product development are conducted in laboratories at PPLS and laboratory space leased at The University of Texas at San Antonio.

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

The Company has incurred significant losses and negative cash flows from operations since inception and expects to continue to incur losses and negative cash flows for the foreseeable future. As a result, the Company had an accumulated deficit of $68.6 million at December 31, 2025. The Company’s cash and cash equivalents at December 31, 2025, were approximately $6.4 million. Based on the Company’s current expected level of operating expenditures and the cash and cash equivalents on hand at December 31, 2025, management concludes that there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve (12) months subsequent to the issuance of the accompanying consolidated financial statements. Without funding from the proceeds from the issuance of equity or debt securities, exercise of outstanding warrants, funding from a potential strategic relationship or grants, management anticipates that the Company’s cash resources are sufficient to continue operations through June 2026. The Company will need to raise further capital through the sale of additional equity or debt securities or other debt instruments, strategic relationships or grants, or other arrangements to support its future operations, if revenue from operations does not significantly increase. If such funding is not available or not available on terms acceptable to the Company, the Company’s current development plan may be curtailed. No adjustments have been made to the presented consolidated financial statements as a result of this uncertainty.

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

Cash and Cash Equivalents

For the purpose of the consolidated statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value because of the short maturity of these instruments.

Concentration of Risk

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Advertising Expense

The Company expenses all advertising costs as incurred. Advertising expenses were approximately $340,000 and $267,000 for the years ended December 31, 2025 and 2024, respectively.

Loss Per Share

Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of shares of the Company’s Common Stock, par value $0.007 per share outstanding during the period. Diluted loss per share is computed by dividing net loss attributable to common stockholders by the sum of the weighted-average number of shares of Common Stock outstanding during the period and the weighted-average number of dilutive Common Stock equivalents outstanding during the period, using the treasury stock method. Dilutive Common Stock equivalents are comprised of in-the-money stock options, convertible preferred stock, warrants, and unvested restricted stock based on the average stock price for each period using the treasury stock method.

The following potentially dilutive securities have been excluded from the computations of weighted average shares of Common Stock outstanding as of December 31, 2025 and 2024, as they would be anti-dilutive:

	As of December 31,
	2025	2024
Shares underlying options outstanding	9,055	9,649
Shares underlying convertible preferred stock	101,448	—
Shares underlying warrants outstanding	1,348,494	409,847
Shares underlying unvested restricted stock	4,371	11,638
	1,463,368	431,134

Revenue Recognition

To determine revenue recognition for the arrangements that the Company determines are within the scope of Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, the Company performs the following five steps: (1) identify the contract(s) with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

Post-acquisition of PPLS, additional revenue streams have been consolidated since September 19, 2023. PPLS generates three sources of revenue: (1) patient service fees, (2) histology service fees, and (3) medical director fees. The Company recognizes as revenue the amount that reflects the consideration to which it expects to be entitled in exchange for goods sold or services rendered primarily upon completion of the testing process (when results are reported) or when services have been rendered.

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

	Year Ended December 31,
	2025	2024
Patient service fees[1]	$4,971,342	$8,175,670
Histology service fees	1,116,912	1,103,751
Medical director fees	68,268	66,576
Department of Defense observational studies	577	8,654
Other revenues	4,860	7,371
Total net revenue	$6,161,959	$9,362,022

[1]	Patient services fees include direct billing for CyPath® Lung diagnostic test of approximately $963,000 and $516,000 for the years ended December 31, 2025 and 2024.

Reclassifications

Certain prior year balances have been reclassified to conform to current year presentation. Any reclassifications had an immaterial effect on the Company’s consolidated financial statements and had no effect on prior periods net loss or stockholders’ equity.

Accounts and other receivables, net

Substantially all accounts receivable are due from insurance companies, U.S. and state governmental agencies, and patients. The Company believes credit risks are mitigated as a result of the large number customers. The portion of the Company’s accounts receivable due from patients comprises the largest portion of credit risk, assumptions and judgments are used to assess collectability from patients.

Property and Equipment, Net

In accordance with ASC 360-10, Accounting for the Impairment of Long-Lived Assets (“ASC 360”), the Company periodically reviews the carrying value of its long-lived assets, such as property, equipment, and definite-lived intangible assets, to test whether current events or circumstances indicate that such carrying value may not be recoverable. When evaluating assets for potential impairment, the Company compares the carrying value of the asset to its estimated undiscounted future cash flows. If an asset’s carrying value exceeds such estimated cash flows (undiscounted and with interest charges), the Company records an impairment charge for the difference. The Company did not record any impairment for the years ended December 31, 2025 or 2024.

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

Intangible Assets

The Company’s acquisition of PPLS on September 18, 2023, identified Goodwill and intangible assets. Goodwill represents the purchase price in excess of fair values assigned to the underlying identifiable net assets of the acquired business. The intangible assets and their respective useful lives are as follows: trade names and trademarks (18 years) and customer relationships (14 years). Intangible assets, net of accumulated amortization, are summarized as follows as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Cost
Goodwill	$1,404,486	$1,404,486
Trade names and trademarks	150,000	150,000
Customer relationships	700,000	700,000
	2,254,486	2,254,486
Accumulated amortization
Trade names and trademarks	(19,028)	(10,694)
Customer relationships	(114,166)	(64,167)
	(133,194)	(74,861)
Intangible assets, net	$2,121,292	$2,179,625

For the years ended December 31, 2025 and 2024, amortization of intangible assets totaled $58,334.

Goodwill is reviewed annually for impairment in accordance with ASC 350, Intangibles – Goodwill and Other, and intangible assets are reviewed annually for impairment in accordance with ASC 360 unless circumstances dictate the need for more frequent assessment. The Company elected to perform a quantitative impairment analysis as of December 31, 2025. The annual quantitative assessment of the intangible assets was performed utilizing a discounted cash flow analysis (“income approach”). The income approach measures the fair value of an interest in a business by discounting expected future cash flows to present value. The results of the annual quantitative impairment analysis indicated that the fair value exceeded the carrying value of the reporting unit and therefore resulted in no impairment needed.

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of December 31, 2025 is as follows:

Year Ending December 31,
2026	$58,333
2027	58,333
2028	58,333
2029	58,333
2030	58,333
Thereafter	425,141
Total	$716,806

Recent Accounting Pronouncements

The Company continues to monitor new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) and does not believe any accounting pronouncements issued through the date of this Annual Report will have a material impact on the Company’s consolidated financial statements.

The Company adopted FASB issued ASU No. ASU 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures. The standard requires enhanced annual disclosures, including: (i) disaggregated information in the rate reconciliation, (ii) disaggregation of income (loss) from continuing operations before income tax expense (benefit) between domestic and foreign, (iii) disaggregation of income tax expense (benefit) from continuing operations by federal, state, and foreign, and (iv) disaggregated disclosure of income taxes paid by jurisdiction. The Company adopted ASU 2023-09 on January 1, 2025 prospectively. The adoption of ASU 2023-09 resulted in expanded income tax disclosures in Note 15. Income Taxes.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income and the reversal of deferred tax liabilities during the period in which the related temporary difference becomes deductible. The Company includes interest and penalties related to uncertain tax positions as part of income tax expense, if any. No such interest or penalties were recognized during the years ended December 31, 2025 and 2024, and the Company had no accruals for interest and penalties at December 31, 2025 or 2024.

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

	As of December 31,
	2025	2024
Net revenues:
Diagnostic R&D	$577	$8,654
Laboratory services	6,161,382	9,353,368
Total net revenues	6,161,959	9,362,022

Operating expenses:
Diagnostic R&D	(2,089,103)	(1,782,882)
Laboratory services	(6,952,050)	(9,946,452)
General corporate activities	(7,693,314)	(6,586,133)
Total operating loss	(10,572,508)	(8,953,445)

Non-operating expense, net	(4,293,204)	(74,736)
Net loss before income taxes	(14,865,712)	(9,028,181)
Income tax expense	(44,042)	(11,650)
Net loss	$(14,909,754)	$(9,039,831)

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

Note 3. ACCOUNTS AND OTHER RECEIVABLES, NET

Accounts and other receivables at December 31, 2025 and 2024, are summarized below:

	December 31,
	2025	2024
Patient service fees	$356,432	$915,488
Histology service fees	142,889	190,648
Medical director fees	16,346	5,194
Other receivables	26,295	27,874
Total accounts and other receivables, net	$541,962	$1,139,204

Note 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets at December 31, 2025 and 2024, are summarized below:

	December 31,
	2025	2024

Prepaid insurance	$227,950	$248,364
Legal and professional	21,530	27,448
Other	270,436	147,183
Total prepaid expenses and other current assets	$519,916	$422,995

Note 5. PROPERTY AND EQUIPMENT, NET

Property and equipment at December 31, 2025 and 2024, are summarized below:

	December 31,
	2025	2024

Lab equipment	$679,995	$662,747
Computers and software	81,433	81,433
Leasehold improvements	32,781	19,353
Vehicles	175,630	148,103
	969,839	911,636
Less: accumulated depreciation and amortization	(704,246)	(536,251)
Total property and equipment, net	$265,593	$375,385

Total property and equipment depreciation and amortization expense was $170,359 and $162,332 for the years ended December 31, 2025 and 2024, respectively.

Note 6. ACCRUED EXPENSES

Accrued expenses at December 31, 2025 and 2024, are summarized below:

	December 31,
	2025	2024

Compensation	$1,309,738	$1,079,839
Legal and professional	337,936	98,477
Clinical	46,177	160,371
Other	24,138	60,035
Total accrued expenses	$1,717,989	$1,398,722

Note 7. UNEARNED REVENUE

The Company engaged in an observational study of CyPath® Lung with the Department of War. A total of 70 CyPath® Lung units were ordered and shipped. However, in compliance with FASB ASC 606, the performance obligation was complete for only 41 units as of December 31, 2025. The performance obligation is deemed complete after samples have been collected and processed and results analyzed. The unearned revenue balance amounted to $23,827 and $24,404 as of December 31, 2025 and 2024, respectively.

During August 2025, the Company engaged with Veterans Administration (“VA”) medical centers to purchase CyPath® Lung tests. A total of 30 tests were ordered and shipped. However, in compliance with FASB ASC 606, the performance obligation was complete for only eight tests as of December 31, 2025. The performance obligation is deemed complete after samples have been collected, processed, and analyzed and results communicated to patients. The unearned revenue balance amounted to $18,578 as of December 31, 2025.

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

Warrants

The Company issued liability classified warrants in connection with the issuance of the May 2025 warrants. The warrants were liability classified as a result of certain terms in the May 2025 warrant agreement, and the terms were amended during September 2025 to trigger an equity classification on the date of the reverse stock split. The Company uses a Black-Scholes model to estimate the fair value of the warrants. Changes in the fair value of the warrants are recognized in “Change in fair value of warrants issued” for each reporting period in the consolidated statements of operations.

There were no warrant liabilities as of December 31, 2025 and 2024. The Company initially recorded a warrant liability of $2.9 million as a result of the May 2025 public offering. The Company revalued and recognized an aggregate of $3.8 million for the change in fair value of warrants issued before adjusting the warrant liability to equity classified warrants.

Note 9. LEASES

The Company has one operating lease for its real estate and office space for the CAP/CLIA laboratory, as well as multiple finance leases for lab equipment in Texas that were acquired through the September 18, 2023, acquisition. On April 1, 2025, the Company terminated one of the finance leases and entered into a new finance lease agreement for equipment on October 20, 2025. Additionally, the Company entered into another operating lease on September 1, 2024, with regard to office space. The Company has operating leases consisting of office space with remaining lease terms ranging from 1.6 to 4.7 years as of December 31, 2025. The Company has finance leases consisting of lab equipment with remaining lease terms ranging from approximately 0.3 to 6.8 years as of December 31, 2025, for which the Company has determined that it will use the equipment for a major part of its remaining economic life.

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

The components of lease expense, which are included in selling, general and administrative expense and depreciation and amortization for the years ended December 31, 2025 and 2024 are as follows:

Components of lease expense:	2025	2024
Amortization of right-of-use assets - finance lease	$275,533	$384,971
Interest on lease liabilities - finance lease	34,935	83,041
Operating lease cost	159,057	93,029
Total lease cost	$469,525	$561,041

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$324,346	$361,181
Operating cash flows from operating leases	157,368	133,605

Operating leases:	2025	2024
Operating lease right-of-use assets	$334,289	$463,011
Operating lease liability, current	$139,220	$127,498
Operating lease liability, non-current	202,878	342,098
Total operating lease liabilities	$342,098	$469,596

Financing leases:	2025	2024
Financing lease right-of-use assets, gross	$1,184,598	$1,294,168
Accumulated amortization	(523,023)	(513,296)
Finance lease right-of-use assets, net	$661,575	$780,872
Financing lease liability, current	$139,490	$395,301
Financing lease liability, non-current	532,759	444,448
Total finance lease liabilities	$672,249	$839,749

Weighted-average remaining lease term:	2025	2024
Operating leases (in years)	3.04	4.21
Finance leases (in years)	6.18	2.39

Weighted-average discount rate:	2025	2024
Operating leases	7.28%	7.41%
Finance leases	6.86%	8.03%

	Operating Leases	Finance Leases
2026	$159,282	$179,133
2027	110,065	111,708
2028	40,616	111,708
2029	42,252	111,708
2030	28,919	111,708
2031 and thereafter	—	201,495
Total undiscounted cash flows	381,134	827,460
Less discounting	(39,036)	(155,211)
Present value of lease liabilities	$342,098	$672,249

Note 10. NOTES PAYABLE

Vehicles Notes Payable

On January 10, 2025, the Company entered into a finance agreement to purchase a 2024 Toyota Corolla for $33,517 with a maturity date of January 18, 2031. The loan bears fixed interest at a rate of 11.65% per annum, with monthly payments of $651, which is comprised of principal and interest. This loan is collateralized by the underlying vehicle. The balance of this loan as of December 31, 2025, was $29,774. The current portion of the balance of this loan as of December 31, 2025 was $4,588.

On March 18, 2024, the Company entered into a finance agreement to purchase a 2024 Toyota Corolla for $33,620 with a maturity date of February 18, 2030. The loan bears fixed interest at a rate of 5.99% per annum, with monthly payments of $467, which is comprised of principal and interest. This loan is collateralized by the underlying vehicle. The balance of this loan as of December 31, 2025 and 2024, was $20,618 and $24,849, respectively. The current portion of the balance of this loan as of December 31, 2025 and 2024, was $4,491 and $5,603, respectively.

Directors and Officers Insurance Policy – 2025

In September 2025, the Company obtained short-term financing of approximately $127,500 with 10 monthly payments of approximately $13,000 and interest at a 6.70% fixed annual rate for director and officer insurance policies. The current portion of the balance of the Company’s Directors and Insurance short-term financing as of December 31, 2025, was $90,002 and $167,000 as of December 31, 2024, for the 2024 Directors and Officers Insurance Policy. In 2024, the Company financed the director and officer insurance policy.

Note 11. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. To date, the Company has no material pending legal proceedings.

Note 12. CONVERTIBLE PREFERRED AND COMMON STOCK

Convertible Preferred Stock

The Company has authorized a total of 20,000,000 shares of $0.001 per share par value preferred stock. The Company has issued 700 shares of preferred stock, designated as Series B. In August 2025, the Company entered into a securities purchase agreement with certain institutional and accredited investors, pursuant to which the Company agreed to issue and sell, in a private placement, (i) 990 shares of the Company’s newly designated Series B Convertible Preferred Stock, with a par value $0.001 per share and stated value of $1,000 per share initially convertible into 143,476 shares of the Company’s Common Stock, par value $0.007 per share at an initial conversion price of $6.90 per share and (ii) warrants to purchase up to 223,824 shares of the Company’s Common Stock at an exercise price of $10.56 per share of Common Stock. The investors have converted 290 of the 990 Series B Convertible Preferred Stock in exchange for 42,028 shares of Common Stock as of December 31, 2025. The holders of the Series B preferred stock have various rights as follows:

Voting Rights. Except as otherwise required by law, holders of Series B Preferred Stock shall not be entitled to any voting rights.

Dividends. The holders of Series B Preferred Stock shall be entitled to receive dividends on shares of Series B Preferred Stock equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock when, as and if such dividends are paid on shares of the Common Stock.

Conversion. The Series B Preferred Stock will be convertible into shares of Common Stock at an initial conversion price of $0.23 per share (the “Conversion Price”). Each share of Series B Preferred Stock shall be convertible into such number of shares of Common Stock that results from dividing the Stated Value by the Conversion Price. Holders of Series B Preferred Stock are prohibited from converting shares of Series B Preferred Stock into shares of Common Stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own in excess of 4.99% of the total number of shares of Common Stock issued and outstanding immediately after giving effect to such conversion. If and whenever on or after the date on which the Company obtains the Preferred Stockholder Approval, the Company is deemed to have issued or sold any shares of Common Stock for a consideration per share less than the Conversion Price, the Conversion Price will be reduced to such new issuance price subject to a floor price of $0.10 per share.

Common Stock

The Company has authorized a total of 350,000,000 shares of Common Stock, $0.007 par value per share. On July 22, 2025, the Company received stockholder approval to increase the number of authorized shares of Common Stock from 100,000,000 shares to 350,000,000 shares, and on August 13, 2025, the Company filed an amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to effect the increase. The Company has issued 4,498,675 shares of Common Stock, of which 4,371 are unvested restricted stock awards as of December 31, 2025, and 519,158 shares of Common Stock, of which 11,638 are unvested restricted stock awards as of December 31, 2024, adjusted for the 30-1 reverse stock split.

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

In October 2025, we entered into definitive agreements for the purchase and sale of 720,000 shares of Common Stock, at a purchase price of $2.50 per share in a registered direct offering priced at-the-market under Nasdaq rules. The gross proceeds from the offering were approximately $1.8 million before deducting placement agent fees and other offering expenses payable by us.

On May 22, 2025, the Company entered into an at-the-market issuance sales agreement (the “ATM Agreement”) with WallachBeth Capital LLC (“WallachBeth”), as sales agent providing for the sale of common stock from time to time in an “at the market offering” program. The aggregate market value of the shares of Common Stock eligible for sale is currently $5,801,000. The ATM Agreement provides that WallachBeth will receive 3.0% of the gross sales price sold under the ATM Agreement. From May 22, 2025, through December 31, 2025, the Company sold 114,672 shares of Common Stock through the ATM Agreement which accumulated approximately $1.2 million in gross proceeds.

Note 13. STOCK-BASED COMPENSATION

Under the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), the Company is authorized to grant options or restricted stock for up to 66,666 shares of Common Stock. On June 6, 2023, the Company received stockholder approval to increase the number of authorized shares from 38,095 to 66,666, adjusted for the 30-1 reverse split. Options or restricted stock awards may be granted to employees, the Company’s board of directors, and external consultants who provide services to the Company. Options and restricted stock awards granted under the 2014 Plan have vesting schedules with terms of one to three years and become fully exercisable based on specific terms imposed at the date of grant. The 2014 Plan expired at the end of its 10-year term in March 2024. A new 2024 Incentive Compensation Plan (the “2024 Plan”) was approved at the Annual Meeting of Shareholders on June 4, 2024.

The Company has recorded stock-based compensation expense related to the issuance of restricted stock awards in the following line items in the accompanying consolidated statements of operations:

	Year Ended December 31,
	2025	2024

Research and development	$51,953	$99,174
Clinical	10,282	10,000
Selling, general and administrative	609,239	880,507
Total stock-based compensation expense	$671,474	$989,681

The following table summarizes stock option activity under the 2014 and 2024 Plans:

	Number of options	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2024	9,649	$207.84	4.45	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	(594)	147.28	—	—
Outstanding at December 31, 2025	9,055	$211.56	3.67	—

Vested and exercisable at December 31, 2025	9,055	$211.56	3.67	—

As of December 31, 2025, there was no unrecognized compensation cost related to non-vested stock options.

Restricted Stock Awards

The following table summarizes restricted stock award activity under the 2014 and 2024 Plan:

	Number of			As of December 31, 2025
	restricted stock awards (RSA)	Weighted- average grant price	FMV on grant date	Vested number of RSA	Unvested number of RSA
Balance at December 31, 2024	44,261	$56.88	$2,517,630	40,244	3,859
Granted	8,598	22.37	214,003	7,195	512
Forfeited	(1,049)	21.30	(21,651)	—	—
Balance at December 31, 2025	51,810	$51.87	$2,709,982	47,439	4,371

During the year ended December 31, 2025, the Company issued restricted stock awards (“RSAs”) for 8,598 shares of Common Stock to employees, non-employees, and the board of directors. The shares vest in equal monthly installments over terms of immediately and up to three years, subject to the employees and non-employees providing continuous service through the vesting date. During the year ended December 31, 2025, 7,195 shares vested from RSAs granted in 2025, and 7,621 shares vested from RSA’s granted prior to 2025.

Note 14. WARRANTS

The Company’s outstanding Common Stock warrants are equity classified. As of December 31, 2025 and 2024, the Company had 1,348,494 and 409,937 warrants outstanding to purchase one share of the Company’s Common Stock for each warrant at a weighted average price of $28.44. These warrants expire at various dates through August 2030. During the year ended December 31, 2025, a total number of 1,204,854 warrants were exercised into 1,140,947 shares of Common Stock as compared to 35,558 being exercised during the year ended December 31, 2024. During the year ended December 31, 2025, a total of 63,907 warrants were forfeited as a result of cashless exercises. The proceeds from the exercise of warrants for the year ended December 31, 2025, was approximately $4.8 million, compared to proceeds of $1.3 million for the year ended December 31, 2024.

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

On May 7, 2025, the Company completed a public offering with warrants (“May 2025 Warrants”) to purchase of 507,812 shares of Common Stock. The May 2025 were initially recorded as liability classified until certain requirements were met, at which time the May 2025 warrants were reclassified as equity. The May 2025 Warrants have an initial exercise price of $10.56 per share and are exercisable for a term of five years on a date that is five years after receiving shareholder approval. The number of shares of Common Stock issuable upon exercise of the May 2025 Warrant Shares is subject to the following adjustments: (i) a 30% increase in the number of shares of Common Stock that would be issuable upon exercise of the May 2025 Warrants if a reverse stock split is effected prior to the expiration of the May 2025 Warrants (the “Reverse Stock Split Adjustment”), and (ii) subject to Warrant Stockholder Approval (as defined below), a decrease of the exercise price of the May 2025 Warrants, if in a subsequent offering of the Company’s securities the price paid for Common Stock, the exercise price of any options or warrants or the conversion price of any convertible securities issued in such subsequent offering is less than the exercise price immediately prior to such subsequent offering, to an exercise price that is equal to the lowest of the price paid for Common Stock, the exercise price of any options or warrants, or the conversion price of any convertible securities issued in such subsequent offering (subject to a floor of $4.50 per share) and an increase in the number of shares of Common Stock underlying the May 2025 Warrants upon such exercise price reset so that the reset exercise price multiplied by the increased number of shares equals the aggregate proceeds that would have resulted from the full exercise of the May 2025 Warrants immediately prior to the reset (the “Anti-Dilution Adjustment”). After the adjustments, the Company issued a total of 962,862 additional warrants related to the May 2025 Warrants at an exercise price of $4.50.

On August 13, 2025, the Company entered into a warrant inducement agreement with the holder of a warrant to purchase 15,000 shares of Common Stock originally issued on August 5, 2024, with a current exercise price of $37.50 per share (the “August 2024 Warrant”) and a warrant to purchase 21,667 shares of Common Stock originally issued on October 21, 2024, with a current exercise price of $45.00 per share, pursuant to which the Holder agreed to exercise in cash the Existing Warrants at a reduced exercise price of $6.90 per share, for gross proceeds to the Company of $253,000. As an inducement to such exercise, the Company agreed to issue to the holder unregistered warrants to purchase up to 47,666 shares of the Company’s Common Stock. The new warrants, which have an exercise price of $10.56 per share and will not become exercisable until the Company’s stockholders approve the issuance of shares of Common Stock. Following stockholder approval, the warrants have a term of five years.

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

As of December 31, 2025, there were tradeable warrants to purchase up to an aggregate of 53,375 shares of Common Stock outstanding and non-tradeable warrants to purchase an aggregate of up to 90,149 shares of Common Stock outstanding.

	Number of warrants issued	Weighted- average exercise price	Number of warrants exercised	Number of warrants outstanding
Pre-IPO convertible notes	96,616	$159.35	—	96,616
IPO tradeable	77,561	91.95	(24,186)	53,375
IPO non-tradeable	100,515	91.95	(10,366)	90,149
Direct offering March 8, 2024	53,530	37.50	(35,553)	17,977
Placement agent direct offering March 8, 2024	1,066	49.20	—	1,066
Inducement/direct offering August 5, 2024	58,402	—	(58,402)	—
Placement agent direct offering August 5, 2024	1,659	45.00	—	1,659
Direct offering October 21, 2024	88,757	23.92	(59,544)	29,213
Warrant inducement February 25, 2025	97,538	25.50	—	97,538
Public offering May 7, 2025	1,470,673	4.50	(781,262)	689,411
PIPE/Inducement offering August 13, 2025	271,490	10.56	—	271,490

Balance at December 31, 2025	2,317,607	$28.44	(969,313)	1,348,494

Note 15. INCOME TAXES

The Company’s net loss before income taxes of $14.9 million and $9.0 million consisted entirely from U.S. operations for the years ended December 31, 2025 and 2024, respectively. The components of income tax expense and taxes paid by jurisdiction for the years ended December 31, 2025 and 2024 were as follows:

	December 31,
	2025	2024
Current:
Federal	$—	$—
State and local(1)	44,042	11,650
Foreign	—	—
Total	$44,042	$11,650

(1)	For the year ended December 31, 2025, state and local taxes, net of federal benefit, were attributable to Texas and Delaware.

Deferred tax assets and valuation allowance

The tax effect of significant items comprising deferred tax assets are as follows:

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryover	$9,916,597	$8,185,845
Stock compensation	247,574	247,574
Capitalized R&E costs	817,594	662,855
Bad debt expense	96,680	203,323
Other	165,788	107,538
Operating lease liabilities	196,805	274,962
Tax credits	510,729	480,724
Total deferred tax assets	11,951,767	10,162,821
Deferred tax liability:
Right-of-use asset tax liability	$(145,862)	$(261,215)
Depreciation and amortization	(39,136)	(50,463)
Total deferred tax liability	(184,998)	(311,678)
Less: valuation allowance	(11,766,769)	(9,851,143)
	$—	$—

The Company is required to reduce its deferred tax assets by a valuation allowance if it is more likely than not that some or all of its deferred tax assets will not be realized. Management must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of the valuation allowance, if any, the Company assesses the likelihood that it will be able to recover its deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses, the Company determined that, based on all available evidence, there was substantial uncertainty as to whether it will recover recorded net deferred taxes in future periods. Accordingly, the Company recorded a valuation allowance against all of its net deferred tax assets as of December 31, 2025 and 2024. The net change in total valuation allowance was an increase of approximately $1.9 million and $2.0 million for the years ended December 31, 2025 and 2024, respectively.

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended December 31, 2025 and 2024, was as follows:

	December 31,
	2025		2024
Tax at federal statutory rate	$(3,131,048)	-21.00%	$(1,898,365)	-21.00%
Permanent differences	953,106	6.4%	7,219	0.1%
Research and development credits	(103,949)	-0.7%	(73,945)	-0.8%
Deferred true-up	366,263	2.5%	—	0.0%
Change in valuation allowance	1,915,628	12.8%	1,965,091	21.7%
Effective income tax rate	$—	0.00%	$—	0.00%

Unrecognized tax benefits

As of December 31, 2025 and 2024, the Company has unrecognized tax benefits related to tax credits of $0.3 million and $0.3 million, respectively. None of the unrecognized tax benefits as of December 31, 2025, if recognized, would impact the effective tax rate due to the valuation allowance, and no interest or penalties have been recognized. A reconciliation of the beginning and ending balance of unrecognized tax benefits is as follows:

	December 31,
	2025	2024
Beginning balance	$281,207	$249,516
Deductions based on tax positions related to the prior year	(31,691)	—
Additions based on tax positions related to the current year	44,549	31,691
Ending balance	$294,065	$281,207

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. During the years ended December 31, 2025 and 2024, the Company recognized no interest and penalties associated with unrecognized tax benefits. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.

Under the tax statute of limitations applicable to the Internal Revenue Code, the Company and its U.S. subsidiary, either standalone or as part of the consolidated group, is no longer subject to U.S. federal income tax examinations by the Internal Revenue Service for tax years before tax year 2021. However, because the Company is carrying forward income tax attributes, such as net operating losses and tax credits from 2020 and earlier tax years, these attributes can still be audited when utilized on returns filed in the future.

As of December 31, 2025 and 2024, the Company had net operating loss (“NOL”) carryforwards of $47.2 million and $38.0 million for federal purposes, respectively. If not utilized, federal net operating losses of $6.0 million will begin to expire in 2034 and $41.2 million will be carried forward indefinitely.

As of December 31, 2025 and 2024, the Company had research and development tax credit carryforwards for federal purposes of $0.5 million and $0.7 million, respectively. The federal research and development tax credit carryforwards will expire at various dates between 2037 and 2045.

Sections 382 and 383 of the Internal Revenue Code provide for a limitation on the annual use of NOL and tax credit carryforwards following certain ownership changes that could limit the Company’s ability to utilize these carryforwards. The Company continues to disclose the NOL and tax credit carryforwards at their original amount in the table above as no potential limitation has been quantified. The Company has also established a full valuation allowance for all deferred tax assets, including the NOL and tax credit carryforwards, since the Company could not conclude that it was more likely than not able to generate future taxable income to realize these assets. Due to the existence of a full valuation allowance, limitations under Section 382 and 383 will not impact the Company’s effective tax rate. Further analyses will be performed prior to recognizing the benefits of any losses or credits in the consolidated financial statements.

Beginning on January 1, 2022, the Tax Cuts and Jobs Act (“the Act”), enacted in December 2017, eliminated the option to deduct research and experimentation expenditures in the current period and requires taxpayers to capitalize and amortize U.S.-based and non-U.S. based research and experimentation expenditures over five and fifteen years, respectively. However, the enactment of the bipartisan OBBB Act, signed into law in July 2025, repeals the mandatory capitalization requirement for domestic R&D expenditures for tax years beginning after December 31, 2024. The Company has elected to continue to capitalize research and experimentation expenditures. This legislation does not impact the Company's current tax obligations.

