Form 10-Q
period 2026-03-31
bioAffinity Technologies, Inc.
filed 2026-05-11
CIK 1712762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares of the issuer’s common stock outstanding as of May 4, 2026, was 4,534,906.

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

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

bioAffinity Technologies, Inc.

Condensed Consolidated Balance Sheets

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,098,366	$6,449,782
Accounts and other receivables, net	685,235	541,962
Inventory	77,887	53,548
Prepaid expenses and other current assets	479,913	519,916

Total current assets	4,341,401	7,565,208

Non-current assets:
Property and equipment, net	246,849	265,593
Operating lease right-of-use asset, net	651,430	334,289
Finance lease right-of-use asset, net	586,048	661,575
Goodwill	1,404,486	1,404,486
Intangible assets, net	702,222	716,806
Other assets	12,816	12,815

Total assets	$7,945,252	$10,960,772

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$836,211	$761,901
Accrued expenses	2,033,924	1,717,989
Unearned revenue	31,140	42,405
Operating lease liability, current portion	142,303	139,220
Finance lease liability, current portion	80,241	139,490
Notes payable, current portion	61,141	105,161

Total current liabilities	3,184,960	2,906,166

Non-current liabilities
Operating lease liability, net of current portion	545,157	202,878
Finance lease liability, net of current portion	514,834	532,759
Notes payable, net of current portion	38,915	41,313

Total liabilities	4,283,866	3,683,116

Commitments and contingencies (See Note 11)

Stockholders’ equity:
Preferred stock, par value $0.001 per share; 20,000,000 shares authorized; 700 shares issued and outstanding at March 31, 2026, and December 31, 2025, respectively	1	1
Common stock, par value $0.007 per share; 350,000,000 shares authorized; 4,498,675 shares issued and outstanding as of March 31, 2026, and December 31, 2025	31,464	31,461
Additional paid-in capital	75,814,595	75,800,258
Accumulated deficit	(72,184,674)	(68,554,064)
Total stockholders’ equity	3,661,386	7,277,656

Total liabilities, and stockholders’ equity	$7,945,252	$10,960,772

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

bioAffinity Technologies, Inc.

Unaudited Consolidated Statements of Operations

	Three Months Ended March 31,
	2026	2025

Net Revenue	$1,351,527	$1,853,597

Operating expenses:
Direct costs and expenses	928,636	1,367,860
Research and development	349,707	367,386
Clinical development	334,040	138,353
Selling, general and administrative	3,241,602	2,452,549
Depreciation and amortization	114,518	154,588

Total operating expenses	4,968,503	4,480,736

Loss from operations	(3,616,976)	(2,627,139)

Other income (expense):
Interest income	10,026	542
Interest expense	(14,722)	(15,485)
Other income	—	2
Other expense	(8,938)	(9,642)

Total other expense	(13,634)	(24,583)

Net loss before provision for income taxes	(3,630,610)	(2,651,722)

Income tax expense	—	(8,695)

Net loss	$(3,630,610)	$(2,660,417)

Net loss per common share, basic and diluted	$(0.81)	$(4.80)

Weighted average common shares outstanding, basic and diluted	4,494,752	541,841

The accompanying notes are an integral part of these unaudited consolidated financial statements.

bioAffinity Technologies, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

	For the Three Months Ended March 31, 2026
	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2025	700	$1	4,494,304	$31,461	$75,800,258	$(68,554,064)	$7,277,656

Stock-based compensation expense	—	—	512	3	14,337	—	14,340

Net loss	—	—	—	—	—	(3,630,610)	(3,630,610)

Balance at March 31, 2026 (unaudited)	700	$1	4,494,816	$31,464	$75,814,595	$(72,184,674)	$3,661,386

	For the Three Months Ended March 31, 2025
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2024	—	$—	507,520	$3,553	$56,242,793	$(53,644,310)	$2,602,036

Stock-based compensation expense	—	—	5,298	37	326,579	—	326,616

Exercise of stock warrants	—	—	81,280	569	1,517,898	—	1,518,467

Offering costs	—	—	—	—	(347,298)	—	(347,298)

Net loss	—	—	—	—	—	(2,660,417)	(2,660,417)

Balance at March 31, 2025 (unaudited)	—	$—	594,098	$4,159	$57,739,972	$(56,304,727)	$1,439,404

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

bioAffinity Technologies, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,
	2026	2025

Cash flows from operating activities
Net loss	$(3,630,610)	$(2,660,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	114,518	154,588
Stock-based compensation expense	14,340	326,616
Changes in operating assets and liabilities:
Accounts and other receivables	(143,274)	175,460
Inventory	(24,339)	(11,174)
Prepaid expenses and other assets	40,002	6,446
Accounts payable	74,310	394,267
Accrued expenses	310,857	(27,987)
Unearned revenue	(11,265)	—
Operating lease right-of-use asset	28,221	426
Net cash used in operating activities	(3,227,240)	(1,641,775)

Cash flows from investing activities
Purchase of property and equipment	(5,663)	(50,786)
Net cash used in investing activities	(5,663)	(50,786)

Cash flows from financing activities
Proceeds from exercise of warrants, net of underwriting discounts, commissions, and offering expenses of $347,298 in 2025	—	1,171,169
Payment on loans payable	(41,339)	(38,927)
Principal repayments on finance leases	(77,174)	(100,266)
Net cash (used) provided by financing activities	(118,513)	1,031,976

Net decrease in cash and cash equivalents	(3,351,416)	(660,585)
Cash and cash equivalents at beginning of period	6,449,782	1,105,291
Cash and cash equivalents at end of period	$3,098,366	$444,706

Supplemental disclosures of cash flow information:
Interest expense paid in cash	$10,026	$542
Income taxes paid in cash	$—	$8,695
Supplemental disclosures of non-cash activities:
Recognition of operating lease right-of-use assets	$335,827	—
Recognition of operation lease liabilities	$335,827	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

bioAffinity Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. NATURE OF OPERATIONS, ORGANIZATION, AND BASIS OF PRESENTATION

Description of Business

bioAffinity Technologies, Inc., a Delaware corporation (the “Company” or “bioAffinity Technologies”), addresses the need for noninvasive diagnosis of lung cancer at early stage and other diseases of the lung. bioAffinity Technologies’ proprietary platform uses flow cytometry and automated data analysis built by machine learning, a form of artificial intelligence (“AI”), to preferentially target cancer cell populations and other cell populations indicative of a diseased state. The Company’s first diagnostic test, CyPath® Lung, is a noninvasive test for early detection of lung cancer, the leading cause of cancer-related deaths. CyPath® Lung is offered for sale to physicians by the Company’s subsidiary, Precision Pathology Laboratory Services, LLC (“PPLS”). The Company is developing its flow cytometry platform to address the need to identify patients who can benefit from new and emerging therapies for asthma and chronic obstructive pulmonary disease (“COPD”) with noninvasive precision diagnostic tests. Research also is advancing the Company’s therapeutic discoveries that could in the future result in broad-spectrum cancer treatments, beginning with treatment delivered topically for squamous cell skin cancer. Commercial operations and product development are conducted in laboratories at PPLS and laboratory space leased at The University of Texas at San Antonio.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. The condensed consolidated financial statements are unaudited and in management’s opinion include all adjustments, including normal recurring adjustments and accruals, necessary for a fair presentation of the results for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2025, was derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by GAAP. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026, or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 16, 2026 (the “2025 Form 10-K”).

All share and per-share amounts in the accompanying footnotes have been retroactively adjusted to reflect the Company’s 1-for-30 reverse stock split, which occurred on September 18, 2025.

Correction of Immaterial Error

During the three months ended March 31, 2026, the Company identified an error related to the recognition of a lease amendment executed in April 2024 for lab space. Management evaluated the error in accordance with SEC Staff Accounting Bulletin No. 108 under both the rollover and iron curtain methods and concluded the error was not material to any previously issued interim or annual financial statements, nor is it material to the current period. As a result, the Company recorded an out-of-period adjustment in the current quarter of approximately $336,000 to both Operating lease right-of-use asset, net and Operating lease liability to correct the error, and expense of approximately $28,000 in the consolidated statement of operations. The correction did not result in a material misstatement of the current period condensed consolidated financial statements, and therefore, the Company did not revise prior period amounts or amended any previously issued filings.

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

The Company has incurred significant losses and negative cash flows from operations since inception and expects to continue to incur losses and negative cash flows for the foreseeable future. As a result, the Company had an accumulated deficit of approximately $72.2 million at March 31, 2026. The Company’s cash and cash equivalents at March 31, 2026, were approximately $3.1 million. Based on the Company’s current expected level of operating expenditures and the cash and cash equivalents on hand at March 31, 2026, management concludes that there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve (12) months subsequent to the issuance of the accompanying unaudited condensed consolidated financial statements. The Company will need to raise further capital through the sale of additional equity or debt securities or other debt instruments, strategic relationships or grants, or other arrangements to support its future operations, if revenue from operations does not significantly increase. If such funding is not available or not available on terms acceptable to the Company, the Company’s current development plan may be curtailed. Furthermore, an alternative source of funding to the sale of additional equity or debt securities is the exercise of outstanding warrants for which there can be no guarantee. No adjustments have been made to the presented condensed consolidated financial statements as a result of this uncertainty.

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

Cash and Cash Equivalents

For the purpose of the condensed consolidated statement of cash flows, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Cash equivalents are stated at cost, which approximates market value, because of the short maturity of these instruments.

Concentration of Risk

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flow.

Advertising Expense

The Company expenses all advertising costs as incurred. Advertising expense was $98,449 and $28,206 for the three months ended March 31, 2026 and 2025, respectively.

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

The following potentially dilutive securities have been excluded from the computations of weighted average shares of Common Stock outstanding as of March 31, 2026 and 2025, respectively, as they would be anti-dilutive:

	As of March 31,
	2026	2025
Shares underlying options outstanding	9,055	9,531
Shares underlying convertible preferred stock	101,448	—
Shares underlying warrants outstanding	1,348,294	429,029
Shares underlying unvested restricted stock	3,859	14,348
	1,462,656	452,908

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

	For the Three Months Ended March 31,
	2026	2025
Patient service fees[1]	$1,082,210	$1,570,382
Histology service fees	250,516	263,754
Medical director fees	17,461	16,588
Department of Defense observational studies	1,131	—
Other revenues	209	2,873
Total net revenue	$1,351,527	$1,853,597

[1]	Patient services fees include direct billing for CyPath® Lung diagnostic test of approximately $361,000 and $169,000 for the three months ended March 31, 2026 and 2025, respectively.

Property and Equipment

In accordance with ASC 360-10, Accounting for the Impairment of Long-Lived Assets, the Company periodically reviews the carrying value of its long-lived assets, such as property, equipment, and definite-lived intangible assets, to test whether current events or circumstances indicate that such carrying value may not be recoverable. When evaluating assets for potential impairment, the Company compares the carrying value of the asset to its estimated undiscounted future cash flows. If an asset’s carrying value exceeds such estimated cash flows (undiscounted and with interest charges), the Company records an impairment charge for the difference. The Company did not record any impairment for the three months ended March 31, 2026, or for the fiscal year ended December 31, 2025.

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

Intangible Assets

The Company’s acquisition of PPLS on September 18, 2023, identified goodwill and intangible assets. Goodwill represents the purchase price in excess of fair values assigned to the underlying identifiable net assets of the acquired business. The Company tests goodwill for impairment annually, therefore, does not record amortization. The intangible assets and their respective useful lives are as follows: trade names and trademarks (18 years) and customer relationships (14 years). Intangible assets, net of accumulated amortization, are summarized as follows as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
	2026	2025
Cost
Trade names and trademarks	150,000	150,000
Customer relationships	700,000	700,000
	2,254,486	2,254,486
Accumulated amortization
Trade names and trademarks	(21,111)	(19,028)
Customer relationships	(126,667)	(114,166)
	(147,778)	(133,194)
Total finite-lived intangible assets, net	$702,222	$716,806

Goodwill	$1,404,486	$1,404,486

Total intangibles assets, net	$2,106,708	$2,121,292

The Company incurred amortization of intangible assets of $14,583 for each of the three months ended March 31, 2026 and 2025.

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of March 31, 2026 is as follows:

As of March 31, 2026
2026	$43,750
2027	58,333
2028	58,333
2029	58,333
2030	58,333
Thereafter	425,140
Total	$702,222

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

	As of March 31,
	2026	2025
Net revenues:
Diagnostic R&D	$1,131	$—
Laboratory services	1,350,396	1,853,597
Total net revenues	1,351,527	1,853,597

Operating expenses:
Diagnostic R&D	(683,747)	(505,739)
Laboratory services	(1,832,592)	(2,267,656)
General corporate activities	(2,452,164)	(1,707,341)
Total operating loss	(3,616,976)	(2,627,139)

Non-operating income (expense), net	(13,634)	(24,583)
Net loss before income taxes	(3,630,610)	(2,651,722)
Income tax expense	—	(8,695)
Net loss	$(3,630,610)	$(2,660,417)

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

Note 3. ACCOUNTS AND OTHER RECEIVABLES, NET

The following is a summary of accounts receivables and other receivables:

	March 31, 2026	December 31, 2025
Patient service fees	$500,153	$356,432
Histology service fees	136,500	142,889
Medical director fees	16,085	16,346
Other receivables	32,497	26,295
Total accounts and other receivables, net	$685,235	$541,962

Note 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized below:

	March 31, 2026	December 31, 2025

Prepaid insurance	$175,176	$227,950
Legal and professional	19,060	21,530
Other	285,677	270,436
Total prepaid expenses and other current assets	$479,913	$519,916

Note 5. PROPERTY AND EQUIPMENT, NET

Property and equipment are summarized below:

	March 31, 2026	December 31, 2025

Lab equipment	$708,027	$679,995
Computers and software	81,433	81,433
Leasehold improvements	32,781	32,781
Vehicles	130,590	175,630
	952,831	969,839
Less: accumulated depreciation and amortization	(705,982)	(704,246)
Total property and equipment, net	$246,849	$265,593

Depreciation expense was $24,408 and $43,763 for the three months ended March 31, 2026 and 2025, respectively.

Note 6. ACCRUED EXPENSES

Accrued expenses are summarized below:

	March 31, 2026	December 31, 2025

Compensation	$1,719,677	$1,309,738
Legal and professional	155,554	337,936
Clinical	135,063	46,177
Other	23,630	24,138
Total accrued expenses	$2,033,924	$1,717,989

Note 7. UNEARNED REVENUE

The Company engaged in an observational study of CyPath® Lung with the Department of War. A total of 70 CyPath® Lung units were ordered and shipped. However, in compliance with FASB ASC 606, the performance obligation was complete for only 43 units as of March 31, 2026. The performance obligation is deemed complete after samples have been collected and processed and results analyzed. The unearned revenue balance amounted to $22,696 and $23,827 as of March 31, 2026, and December 31, 2025, respectively.

During August 2025, the Company engaged with Veterans Administration (“VA”) medical centers to purchase CyPath® Lung tests. A total of 20 tests were ordered and shipped. However, in compliance with FASB ASC 606, the performance obligation was complete for ten tests as of March 31, 2026. The performance obligation is deemed complete after samples have been collected, processed, and analyzed and results communicated to patients. The unearned revenue balance amounted to $8,444 as of March 31, 2026.

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

Note 9. LEASES

The Company has one operating lease for its real estate and office space for the CAP/CLIA laboratory, as well as multiple finance leases for lab equipment in Texas that were acquired through the September 18, 2023 acquisition. In April 2024, the Company amended the lab space lease agreement which included two options to extend the lease for an additional three years on the exercise of each option. Management has not included these options in calculating the Operating lease right-of-use assets and Operating lease liabilities. During the first quarter of 2026, Operating lease assets and liabilities increased as a result of amending the lease due to an out-of-period adjustment described previously in Note 1. Additionally, the Company entered into an operating lease on September 1, 2024 for additional office space. The Company’s operating leases consist of office and lab space with remaining lease terms of 4.4 years as of March 31, 2026. The Company has finance leases consisting of office and lab equipment with remaining lease terms ranging from approximately 0.83 to 6.6 years as of March 31, 2026, for which the Company has determined that it will use the equipment for a major part of its remaining economic life.

The lease agreements generally do not provide an implicit borrowing rate. Therefore, the Company used a benchmark approach as of the date of inception of the leases to derive an appropriate incremental borrowing rate to discount remaining lease payments. The Company benchmarked itself against other companies of similar credit ratings and comparable quality and derived imputed interest rates ranging from 6.41% to 7.97% for the lease term lengths.

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

The components of lease expense, which are included in selling, general and administrative expense and depreciation and amortization for the three months ended March 31, 2026 and 2025, are as follows:

Components of lease expense:	2026	2025
Amortization of right-of-use assets - finance lease	$75,527	$96,243
Interest on lease liabilities - finance lease	12,269	13,081
Operating lease cost	43,284	29,793
Total lease cost	$131,080	$139,117

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$77,174	$100,266
Operating cash flows from operating leases	$36,451	$29,197

Operating leases:	March 31, 2026	December 31, 2025
Operating lease right-of-use, assets	$651,430	$334,289
Operating lease liability, current	$142,303	$139,220
Operating lease liability, non-current	$545,157	$202,878
Total operating lease liabilities	$687,460	$342,098

Finance leases:	March 31, 2026	December 31, 2025
Finance lease right-of-use asset, gross	$1,184,598	$1,184,598
Accumulated amortization	(598,550)	(523,023)
Finance lease right-of-use asset, net	$586,048	$661,575
Finance lease liability, current portion	$80,241	$139,490
Finance lease liability, long-term	514,834	532,759
Total finance lease liabilities	$595,075	$672,249

Weighted-average remaining lease term:	March 31, 2026	December 31, 2025
Operating leases (in years)	4.42	3.04
Finance leases (in years)	6.53	6.18

Weighted-average discount rate:	March 31, 2026	December 31, 2025
Operating leases	6.87%	7.28%
Finance leases	6.76%	6.86%

Future minimum lease payments under non-cancellable lease as of March 31, 2026, are as follows:

	Operating Leases	Finance Leases
Remaining for 2026	$124,933	$89,822
2027	172,488	111,708
2028	179,367	111,708
2029	186,553	111,708
2030	127,651	111,708
2031 and thereafter	—	201,495
Total undiscounted cash flows	790,992	738,149
Less discounting	(103,532)	(143,074)
Present value of lease liabilities	$687,460	$595,075

Note 10. NOTES PAYABLE

Vehicles Notes Payable

On January 10, 2025, the Company entered into a second Finance Agreement to purchase a 2024 Toyota Corolla for $33,517 with a maturity date of January 18, 2031. The loan bears fixed interest at a rate of 11.65% per annum, with monthly payments of $651, which is comprised of principal and interest. This loan is collateralized by the underlying vehicle. The balance of this loan as of March 31, 2026, and December 31, 2025, was $28,676 and $29,774, respectively. The current portion of the balance of this loan as of March 31, 2026, and December 31, 2025, was $4,723 and $4,588, respectively.

On March 18, 2024, the Company entered into a Finance Agreement to purchase a 2024 Toyota Corolla for $33,620 with a maturity date of February 18, 2030. The loan bears fixed interest at a rate of 5.99% per annum, with monthly payments of $467, which is comprised of principal and interest. This loan is collateralized by the underlying vehicle. The balance of this loan as of March 31, 2026, and December 31, 2025, was $19,520 and $20,618, respectively. The current portion of the balance of this loan as of March 31, 2026, and December 31, 2025, was $4,559 and $4,491, respectively.

Directors and Officers Insurance Policy – 2025

In September 2025, the Company obtained short-term financing of approximately $260,000 with 11 monthly payments of approximately $24,000 and interest at a 6.7% fixed annual rate for director and officer insurance policies The current portion of the balance of this loan as of March 31, 2026, and December 31, 2025, was $51,859 and $90,002, respectively.

Note 11. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. To date, the Company has no material pending legal proceedings.

Note 12. CONVERTIBLE PREFERRED AND COMMON STOCK

Convertible Preferred Stock

The Company has authorized a total of 20,000,000 shares of $0.001 per share par value preferred stock. The Company has issued 700 shares of preferred stock, designated as Series B. In August 2025, the Company entered into a securities purchase agreement with certain institutional and accredited investors, pursuant to which the Company agreed to issue and sell, in a private placement, (i) 990 shares of the Company’s newly designated Series B Convertible Preferred Stock, with a par value $0.001 per share and stated value of $1,000 per share initially convertible into 143,476 shares of the Company’s Common Stock, par value $0.007 per share at an initial conversion price of $6.90 per share and (ii) warrants to purchase up to 223,824 shares of the Company’s Common Stock at an exercise price of $10.56 per share of Common Stock. The investors have converted 290 of the 990 Series B Convertible Preferred Stock in exchange for 42,028 shares of Common Stock as of March 31, 2026. The holders of the Series B preferred stock have various rights as follows:

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

Conversion. The Series B Preferred Stock will be convertible into shares of Common Stock at an initial conversion price of $6.90 per share (the “Conversion Price”). Each share of Series B Preferred Stock shall be convertible into such number of shares of Common Stock that results from dividing the Stated Value by the Conversion Price. Holders of Series B Preferred Stock are prohibited from converting shares of Series B Preferred Stock into shares of Common Stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own in excess of 4.99% of the total number of shares of Common Stock issued and outstanding immediately after giving effect to such conversion. If and whenever on or after the date on which the Company obtains the Preferred Stockholder Approval, the Company is deemed to have issued or sold any shares of Common Stock for a consideration per share less than the Conversion Price, the Conversion Price will be reduced to such new issuance price subject to a floor price of $3.00 per share.

Common Stock

The Company has authorized a total of 350,000,000 shares of Common Stock, $0.007 par value per share. The Company has issued 4,498,675 shares of Common Stock, of which 3,859 are unvested restricted stock awards as of March 31, 2026, and 4,498,675 shares of Common Stock, of which 4,371 are unvested restricted stock awards as of December 31, 2025.

On May 22, 2025, the Company entered into an at-the-market issuance sales agreement (the “ATM Agreement”) with WallachBeth Capital LLC (“WallachBeth”), as sales agent providing for the sale of common stock from time to time in an “at the market offering” program. The aggregate market value of the shares of Common Stock eligible for sale is currently $5,801,000. The ATM Agreement provides that WallachBeth will receive 3.0% of the gross sales price sold under the ATM Agreement. From May 22, 2025, through March 31, 2026, the Company sold 114,672 shares of Common Stock through the ATM Agreement which accumulated approximately $1.2 million in gross proceeds.

Note 13. STOCK-BASED COMPENSATION

Under the Company’s 2014 Equity Incentive Plan (the “2014 Plan”), the Company is authorized to grant options or restricted stock for up to 66,666 shares of Common Stock. On June 6, 2023, the Company received stockholder approval to increase the number of authorized shares from 38,095 to 66,666. Options or restricted stock awards may be granted to employees, the Company’s board of directors, and external consultants who provide services to the Company. Options and restricted stock awards granted under the 2014 Plan have vesting schedules with terms of one to three years and become fully exercisable based on specific terms imposed at the date of grant. The 2014 Plan expired at the end of its 10-year term in March 2024. The Company’s 2024 Equity Incentive Compensation Plan (the “2024 Plan”) was approved at the Annual Meeting of Shareholders on June 4, 2024.

The Company has recorded stock-based compensation expense related to the issuance of restricted stock awards in the following line items in the accompanying condensed consolidated statements of operations:

	Three Months Ended March 31,
	2026	2025

Research and development	$1,074	$21,250
General and administrative	13,266	305,366
Total stock-based compensation expense	$14,340	$326,616

The following table summarizes stock option activity under the 2014 Plan and 2024 Plan:

	Number of options	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2025	9,055	$211.56	3.67	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at March 31, 2026	9,055	$211.56	3.42	—

Vested and exercisable at March 31, 2026	9,055	$211.56	3.42	—

As of March 31, 2026, there was no unrecognized compensation cost related to non-vested stock options.

The following table summarizes restricted stock award activity under the 2014 Plan and 2024 Plan:

	Number of			As of March 31, 2026
	restricted stock awards (RSA)	Weighted- average grant price	FMV on grant date	Vested number of RSA	Unvested number of RSA
Balance at December 31, 2025	51,810	$51.87	$2,709,982	47,951	3,859
Granted	—	—	—	—	—
Forfeited	—	—	—	—	—
Balance at March 31, 2026	51,810	$51.87	$2,709,982	47,951	3,859

During the three months ended March 31, 2026, the Company issued no restricted stock awards (“RSAs”). During the three months ended March 31, 2026, 512 shares vested from RSAs granted prior to January 1, 2026.

During the three months ended March 31, 2025, the Company issued RSAs for an aggregate of 8,432 shares of Common Stock to employees, non-employees, and the board of directors. The shares vest in equal monthly installments over terms of immediately and up to three years, subject to the employees and non-employees providing continuous service through the vesting date.

Note 14. WARRANTS

The Company’s outstanding Common Stock warrants are equity classified. As of March 31, 2026, and December 31, 2025, the Company had 1,348,494 warrants outstanding to purchase one share of the Company’s Common Stock for each warrant at a weighted average exercise price of $28.44 and expire at various dates through August 2030. During the three months ended March 31, 2026, no warrants were exercised compared to the three months ended March 31, 2025, a total number of 81,280 warrants were exercised into an equivalent number of shares of Common Stock.

As of March 31, 2026, there were tradeable warrants to purchase up to an aggregate of 53,375 shares of Common Stock outstanding and non-tradeable warrants to purchase an aggregate of up to 90,149 shares of Common Stock outstanding.

	Number of warrants issued	Weighted- average exercise price	Number of warrants exercised	Number of warrants outstanding
Pre-IPO convertible notes	96,616	$159.35	—	96,616
IPO tradeable	77,561	91.95	(24,186)	53,375
IPO non-tradeable	100,515	91.95	(10,366)	90,149
Direct offering March 8, 2024	53,330	37.50	(35,553)	17,777
Placement agent direct offering March 8, 2024	1,066	49.20	—	1,066
Inducement/direct offering August 5, 2024	58,402	—	(58,402)	—
Placement agent direct offering August 5, 2024	1,659	45.00	—	1,659
Direct offering October 21, 2024	88,757	23.92	(59,544)	29,213
Warrant inducement February 25, 2025	97,538	25.50	—	97,538
Public offering May 7, 2025	1,470,673	4.50	(781,262)	689,411
PIPE/Inducement offering August 13, 2025	271,490	10.56	—	271,490

Balance at March 31, 2026	2,317,607	$28.44	(969,313)	1,348,294

Note 15. SUBSEQUENT EVENTS

On April 14, 2026, the Company entered into a new lease agreement for research and development lab space. The lease has a commencement date of June 1, 2026 and an initial term extending through June 30, 2031. The Company’s initial monthly lease payment is $2,779 per month, and contains an escalation clause over the lease term.

On April 30, 2026, at the Company’s annual meeting of shareholders, the Company’s shareholders approved an amendment to the Company’s 2024 Equity Incentive Compensation Plan to increase the number of shares of Common Stock authorized for issuance under the 2024 Plan from 66,666 shares to 1,000,000 shares.

In May 2026, the Company converted 109 shares of its Series B Convertible Preferred Stock into 36,231 shares of Common Stock in accordance with the Convertible Preferred Stock described in Note 12.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section presents management’s perspective on our financial condition and results of operations. The following discussion and analysis (the “MD&A”) is intended to highlight and supplement data and information presented elsewhere in this Quarterly Report and should be read in conjunction with our interim unaudited condensed consolidated financial statements and notes elsewhere in this Quarterly Report and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2025, included in the 2025 Form 10-K. The MD&A is also intended to provide you with information that will assist you in understanding our consolidated financial statements, the changes in key items in those consolidated financial statements from year to year, and the primary factors that accounted for those changes. To the extent that this discussion describes prior performance, the descriptions relate only to the periods listed, which may not be indicative of our future financial outcomes. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties, and assumptions that could cause the Company’s financial results to differ materially from management’s expectations. Factors that could cause such differences are discussed in the “Cautionary Note Regarding Forward-Looking Statements” section of this Quarterly Report and in the “Risk Factors” section of the 2025 Form 10-K.

Data as of and for the three months ended March 31, 2026 and 2025, has been derived from our unaudited condensed consolidated financial statements appearing at the beginning of this Quarterly Report. Results for any interim period should not be construed as an inference of what our results would be for any full fiscal year or future period.

Our MD&A is organized as follows:

●	Company Overview – Discussion of our business plan and strategy to provide context for the remainder of the MD&A.

●	Results of Operations – Analysis of our financial results comparing three months ended March 31, 2026, to the comparable period in 2025.

●	Liquidity and Capital Resources – Analysis of changes in our cash flows and discussion of our financial condition and potential sources of liquidity.

●	Critical Accounting Estimates – Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

Current Year Financial Highlights

Key financial results for the three months ended March 31, 2026, include:

●	Unit sales for CyPath® Lung diagnostic in the first quarter of 2026 achieved 146% growth compared to the first quarter of 2025, reflecting accelerating physician adoption and expanding clinical use of the Company’s noninvasive lung cancer diagnostic test.
●	CyPath® Lung testing revenue increased approximately 114% to $361,000 for the three months ended March 31, 2026 as compared to $169,000 for the three months ended March 31, 2025.
●	Consolidated revenue decreased approximately 36% to $1.4 million for the three months ended March 31, 2026 as compared to $1.9 million for the three months ended March 31, 2025.

Recent Developments

●	In April 2026, CyPath® Lung test was featured at the invitation-only “Advances in Early Lung Cancer Detection” symposium at the Cleveland Clinic in Cleveland, Ohio.
●	In March 2026, we enrolled our first patient in our clinical trial entitled “Detection of Early-Stage Lung Cancer in Sputum using Flow Cytometry and an Automated Analysis Pipeline” (NCT07168993). The John P. Murtha Cancer Center Research Program (MCCRP), a research program within the Department of Surgery at the Uniformed Services University of the Health Sciences in Bethesda, Maryland, is providing support and funding associated with the trial at three collection sites – Brooke Army Medical Center in San Antonio, Texas, Walter Reed Medical Center in Bethesda, Maryland, and the South Texas Audie L. Murphy Memorial Veterans Medical Center.
●	In March 2026, we announced an additional patient case studies where a CyPath® Lung result of “Unlikely Malignancy” relieved patient anxiety and supported the physician’s decision to continue repeat imaging rather than subjecting patients to invasive, risky and costly biopsies. The case study adds to a growing number of reported cases where CyPath® Lung has made a decisive positive impact on patient care.

Financial

To date, we have devoted a substantial portion of our efforts and financial resources to the development of our diagnostic test, CyPath® Lung. As a result, since our inception in 2014, we have funded our operations principally through private and public sales of our equity, issuance of debt, and the exercise of outstanding warrants and stock options. As of March 31, 2026, we had cash and cash equivalents of $3.0 million. As of May 4, 2026, we had cash and cash equivalents of $1.7 million, which we expect will support our operations through June 2026. We have incurred significant losses and negative cash flows from operations since inception and expect to continue to incur losses and negative cash flows for the foreseeable future. Based on the Company’s current expected level of operating expenditures and the cash and cash equivalents on hand at March 31, 2026, management concludes that there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve (12) months subsequent to the issuance of the accompanying condensed consolidated financial statements.

Prior to acquisition of the clinical pathology laboratory by PPLS, Village Oaks, under the trade name Precision Pathology Services, had licensed and developed CyPath® Lung as a laboratory developed test (“LDT”) for sale to physicians. The license agreement provided that revenues from the sale would be split evenly between the Company and Village Oaks. In the second quarter of 2022, prior to the acquisition, we started to recognize revenue as part of a limited beta market testing program of the CyPath® Lung test. We have never been profitable, and as of March 31, 2026, we had a working capital of approximately $1.2 million and an accumulated deficit of approximately $72.2 million. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our diagnostic tests and advance our diagnostic tests through clinical trials.

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

Results of Operations

Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025

Net loss for the three months ended March 31, 2026, was approximately $3.6 million, compared to a net loss of approximately $2.7 million for the three months ended March 31, 2025.

Revenue

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

	For the Three Months Ended March 31,
	2026	2025
Patient service fees[1]	$1,082,210	$1,570,382
Histology service fees	250,516	263,754
Medical director fees	17,461	16,588
Department of Defense observational studies	1,131	—
Other revenues	209	2,873
Total net revenue	$1,351,527	$1,853,597

1 Patient services fees include direct billing for CyPath® Lung diagnostic test of approximately $361,000 and $169,000 for the three months ended March 31, 2026 and 2025, respectively.

Net revenue totaled approximately $1.4 million and $1.9 million for the three months ended March 31, 2026 and 2025, respectively. The decrease is attributable to discontinuing certain unprofitable pathology services to focus on high-margin services in March 2025, partially offset by an increase in revenue attributable to our CyPath® Lung diagnostic test.

Operating Expenses

	Three Months Ended		Change in 2025
	March 31,		Versus 2024
	2026	2025	$	%
Operating expenses:
Direct costs and expenses	$928,636	$1,367,860	$(439,224)	(32)%
Research and development	349,707	367,386	(17,679)	(5)%
Clinical development	334,040	138,353	195,687	141%
Selling, general and administrative	3,241,602	2,452,549	789,053	32%
Depreciation and amortization	114,518	154,588	(40,070)	(26)%
Total operating expenses	$4,968,503	$4,480,736	$487,767	11%

Operating expenses totaled approximately $5.0 million and $4.5 million for the three months ended March 31, 2026 and 2025, respectively. The increase in operating expenses is the result of the following factors:

Direct costs and expenses

Our direct costs and expenses are primarily direct labor for pathology services, laboratory supplies and reagents, laboratory equipment, and allocated shared facilities. Direct costs and expenses totaled $0.9 million and $1.4 million during the three months ended March 31, 2026 and 2025, respectively. The decrease of approximately $439,000, or 32%, for 2026 compared to 2025 was primarily attributable to the targeted strategic actions which occurred in March 2025, aimed at streamlining operations and reducing costs related to our lab operations.

Research and Development Expenses

Our research and development expenses consist primarily of expenditures for lab operations, preclinical studies, compensation, and consulting costs.

Research and development expenses totaled approximately $349,000 and $367,000 for the three months ended March 31, 2026 and 2025, respectively. The decrease of $18,000, or 5%, for the three months ended March 31, 2026, compared to the same period in 2025 was primarily attributable to a decrease in compensation costs and benefits and lab supplies.

Clinical Development

Clinical development expenses totaled approximately $334,000 and $138,000 for the three months ended March 31, 2026 and 2025, respectively. The increase of $196,000, or 141%, for the three months ended March 31, 2026, compared to the same period in 2025 was primarily attributable to beginning our pivotal clinical trial.

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of expenditures related to employee compensation, selling and marketing costs, legal, accounting, tax and other professional services, and general operating expenses.

Selling, general and administrative expenses totaled approximately $3.2 million and $2.5 million for the three months ended March 31, 2026 and 2025, respectively. The increase of approximately 790,000, or 32%, for the three months ended March 31, 2026, compared to the same period in 2025 was primarily attributable an increase in employee compensation related to administrative and sales due to additional personnel and support services to support the growth of sales of our diagnostic test, CyPath® Lung.

Depreciation and Amortization

Depreciation and amortization expenses totaled $115,000 and $155,000 for the three months ended March 31, 2026 and 2025, respectively. The decrease of approximately 40,000, or 26%, for the three months ended March 31, 2026, compared to the same period in 2025 was primarily attributable to the termination of a financing lease in April 2025 due to the Company’s targeted strategic actions announced in March 2025.

Other Income (Expense)

	Three Months Ended		Change in 2025
	March 31,		Versus 2024
	2026	2025	$	%
Interest (expense) income, net	$(4,696)	$(14,943)	$9,797	(69)%
Other income (expense), net	(8,938)	(9,640)	702	(7)%
Total other (expense) income	$(13,634)	$(24,583)	$10,949	(45)%

Interest income (expense)

Interest expense of approximately $5,000 and $14,000 for the three months ended March 31, 2026 and 2025, respectively, decreased in the current year due to the interest recognized related to the financing lease for laboratory equipment compared to the same period in the prior year, partially offset by a decrease in interest income earned on cash balances.

Other income (expense)

Other expense totaled $8,938 and $9,640 for the three months ended March 31, 2026 and 2025, respectively. The balance remained relatively consistent when comparing the same periods year over year.

Liquidity, Capital Resources, and Going Concern

To date, we have funded our operations primarily from the private and public sales of our equity, exercise of stock options and warrants, and the issuance of debt, resulting in gross proceeds of approximately $58.2 million. We have evaluated whether there are conditions and events that raise substantial doubt about our ability to continue as a going concern for at least one year after the date the condensed consolidated financial statements are issued.

We have incurred losses since our inception in 2014 as a result of significant expenditures for operations and research and development and, prior to April 2022, the lack of any approved diagnostic test or therapeutic products to generate revenue. For the three months ended March 31, 2026 and 2025, we had net losses of $3.6 million and $2.7 million, respectively, and we expect to incur substantial additional losses in future periods. We have an accumulated deficit of approximately $72.2 million as of March 31, 2026. Despite our recent financing in 2025, we believe our current cash and anticipated revenue from operations will be sufficient to support our operations through June 2026. Based on our current expected level of operating expenditures, current expected levels of revenue, and the cash and cash equivalents on hand at March 31, 2026, of $3.0 million, management concludes that there is substantial doubt about our ability to continue as a going concern for a period of at least twelve (12) months subsequent to the issuance of the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report. We need to raise further capital through the sale of additional equity or debt securities or other debt instruments, strategic relationships or grants, or through exercised outstanding warrants to support our future operations unless our revenue increases significantly. Our business plan includes expansion for our commercialization efforts which will require additional funding. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate revenue and raise capital from financing transactions. There can be no assurance that we will be successful in accomplishing these objectives.

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

Summary Statements of Cash Flows

The following information reflects cash flows for the periods presented:

	Three Months Ended
	March 31,
	2026	2025

Cash and cash equivalents at beginning of period	$6,449,782	$1,105,291
Net cash used in operating activities	(3,227,240)	(1,641,775)
Net cash used in investing activities	(5,663)	(50,786)
Net cash used in financing activities	(118,513)	1,031,976
Cash and cash equivalents at end of period	$3,098,366	$444,706

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $3.2 million and $1.6 million for the three months ended March 31, 2026 and 2025, respectively. The increase of approximately $1.6 million in cash used by operations during the three months ended March 31, 2026, compared to the same period in 2025 was primarily attributable to an increase of approximately $970,000 in our loss from operations, a decrease of approximately $352,000 related to stock compensation and depreciation and amortization, an increase in patient accounts receivables of approximately $318,000, offset by an increase of approximately $20,000 in accounts payable and accrued expenses.

Net Cash Used in Investing Activities

We used approximately $6,000 for the three months ended March 31, 2026, in investing activities related primarily to the purchase of computer and laboratory equipment, compared to $51,000 used in investing activities for the three months ended March 31, 2025.

Net Cash Used in Financing Activities

Cash used in financing activities was approximately $0.1 million compared to cash provided by financing activities of approximately $1.0 million for the three months ended March 31, 2026 and 2025, respectively. The change is primarily attributable to the additional capital raised during the first quarter of 2025 compared to no capital raises in the first quarter of 2026.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report, is collected, recorded, processed, summarized, and reported within the time periods specified under the rules of the SEC. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized, and reported within the time periods specified in the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As of March 31, 2026, the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act. The Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on their assessment, they have concluded that as of March 31, 2026, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) over financial reporting during the three months ended March 31, 2026, the period covered by this Quarterly Report, that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

In addition to other information set forth in this Quarterly Report, you should carefully consider the “Risk Factors” discussed in the 2025 Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in this Quarterly Report. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial might materially adversely affect our actual business, financial condition, and operating results. The following information updates and should be read in conjunction with the information disclosed in Part I, Item 1A, “Risk Factors,” contained in our 2025 Form 10-K. Except as disclosed below, there have been no material changes from the risk factors disclosed in our 2025 Form 10-K.

Risks Related to Our Financial Position

Our business plan relies upon our ability to obtain additional sources of capital and financing. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, we may be required to cease operations.

Prior to 2022, we had not generated any revenue. During the three months ended March 31, 2026, we generated revenue of approximately $1.4 million, and $6.2 million during the year ended December 31, 2025.

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

As of March 31, 2026, we had an accumulated deficit of $72.2 million and $3.1 million cash on hand. As of May 4, 2025, our cash and cash equivalents were $1.7 million. Despite our recent financings, we will need to raise further capital through the sale of additional equity or debt securities or other debt instruments, strategic relationships or grants, or other arrangements to support our future operations. Our business plan includes expansion for our commercialization efforts which will require additional funding. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate revenue and raise capital from financing transactions. Without funding from the proceeds of a capital raise or strategic relationship or grant, management anticipates that our cash resources are sufficient to continue operations through June 2026. Based on our current expected level of operating expenditures, current expected levels of revenue, and the cash and cash equivalents on hand at March 31, 2026, of $3.1 million, management concludes that there is substantial doubt about our ability to continue as a going concern for a period of at least twelve (12) months subsequent to the issuance of the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of new business opportunities. There can be no assurance that we will be successful in accomplishing these objectives. Without such additional capital, we may be required to curtail or cease operations and be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment. WithumSmith+Brown, PC, our independent registered public accounting firm for the fiscal year ended December 31, 2025, has included an explanatory paragraph in its opinion that accompanies our audited consolidated financial statements as of and for the year ended December 31, 2025, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern.

We are unable to precisely estimate when we will begin to generate significant profit from revenue, if ever, from PPLS’ services, the amount of profit or revenue that will be generated, or the expenses that will be incurred.

We do not expect to immediately derive profit from revenue from PPLS’ services. Since its acquisition in September 2023, we have generated $2.5 million in 2023, $9.4 million in 2024, $6.2 million in 2025, and $1.4 million in 2026 in revenue from PPLS. Once we begin to generate such profit, there is no guarantee that it will be sufficient to realize the expected financial benefits of the acquisition. In addition, since we have limited experience operating a clinical laboratory, we may not accurately estimate the expenses we will incur.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

We did not sell any equity securities during the quarter ended March 31, 2026, in transactions that were not registered under the Securities Act other than as previously disclosed in our filings with the SEC.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

BIOAFFINITY TECHNOLOGIES, INC.
(Registrant)

By:	/s/ Maria Zannes
Maria Zannes
Chief Executive Officer, President, Founder, and Director
Date:	May 8, 2026

By:	/s/ J. Michael Edwards
J. Michael Edwards Vice President and Chief Financial Officer
Date:	May 8, 2026

