Form 10-Q
period 2026-06-30
bioAffinity Technologies, Inc.
filed 2026-08-07
CIK 1712762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares of the issuer’s Common Stock outstanding as of August 3, 2026, was 8,101,725.

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

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

bioAffinity Technologies, Inc.

Condensed Consolidated Balance Sheets

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,429,719	$6,449,782
Accounts and other receivables, net	894,823	541,962
Inventory	82,378	53,548
Prepaid expenses and other current assets	458,360	519,916
Total current assets	3,865,280	7,565,208

Non-current assets:
Property and equipment, net	313,708	265,593
Operating lease right-of-use asset, net	769,270	334,289
Finance lease right-of-use asset, net	562,187	661,575
Goodwill	1,404,486	1,404,486
Intangible assets, net	687,639	716,806
Other assets	16,709	12,815

Total assets	$7,619,279	$10,960,772

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$969,845	$761,901
Accrued expenses	1,414,492	1,717,989
Unearned revenue	31,140	42,405
Operating lease liability, current portion	163,276	139,220
Finance lease liability, current portion	79,592	139,490
Notes payable, current portion	22,561	105,161
Total current liabilities	2,680,906	2,906,166

Non-current liabilities:
Operating lease liability, net of current portion	637,643	202,878
Finance lease liability, net of current portion	495,468	532,759
Notes payable, net of current portion	36,465	41,313

Total liabilities	3,850,482	3,683,116

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred Stock, par value $0.001 per share; 20,000,000 shares authorized; 450 shares and 700 shares issued and outstanding at June 30, 2026, and December 31, 2025, respectively	1	1
Common Stock, par value $0.007 per share; 350,000,000 shares authorized; 6,783,061 and 4,498,675 issued and outstanding at June 30, 2026, and December 31, 2025, respectively	47,454	31,461
Additional paid-in capital	79,272,098	75,800,258
Accumulated deficit	(75,550,756)	(68,554,064)

Total stockholders’ equity	3,768,797	7,277,656

Total liabilities and stockholders’ equity	$7,619,279	$10,960,772

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

bioAffinity Technologies, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net revenue	$1,510,579	$1,269,483	$2,862,106	$3,123,080

Operating expenses:
Direct costs and expenses	1,087,837	1,016,602	2,016,473	2,384,462
Research and development	361,575	311,372	711,282	678,758
Clinical development	475,885	129,279	809,925	267,632
Selling, general and administrative	2,858,590	2,214,561	6,100,192	4,667,110
Depreciation and amortization	61,556	113,229	176,074	267,817

Total operating expenses	4,845,443	3,785,043	9,813,946	8,265,779

Loss from operations	(3,334,864)	(2,515,560)	(6,951,840)	(5,142,699)

Other income (expense):
Interest income	3,358	2,025	13,384	2,567
Interest expense	(11,688)	(10,460)	(26,410)	(25,945)
Other income	4,738	38,053	3,372	38,055
Other expense	(27,626)	(483,043)	(35,198)	(492,685)
Change in fair value of warrants issued	—	(1,062,818)	—	(1,062,818)

Total other income (expense), net	(31,218)	(1,516,243)	(44,852)	(1,540,826)

Net loss before provision for income tax expense	(3,366,082)	(4,031,803)	(6,996,692)	(6,683,525)

Income tax expense	—	28,984	—	37,679

Net loss	$(3,366,082)	$(4,060,787)	$(6,996,692)	$(6,721,204)

Net loss per common share, basic and diluted	$(0.64)	$(5.07)	$(1.44)	$(10.01)

Weighted average common shares outstanding	5,226,753	800,637	4,860,753	671,529

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

bioAffinity Technologies, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

	For the Six Months Ended June 30, 2026
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2025	700	$1	4,494,304	$31,461	$75,800,258	$(68,554,064)	$7,277,656

Stock-based compensation expense	—	—	161,567	1,131	290,493	—	291,624

Sale of Common Stock, net	—	—	2,040,000	14,280	3,185,720	—	3,200,000

Conversion of Preferred	(250)	—	83,331	582	(582)	—	—

Issuance of Stock Options	—	—	—	—	507,657	—	507,657

Offering costs	—	—	—	—	(511,448)	—	(511,448)

Net loss	—	—	—	—	—	(6,996,692)	(6,996,692)

Balance at June 30, 2026 (unaudited)	450	$1	6,779,202	$47,454	$79,272,098	$(75,550,756)	$3,768,797

	For the Three Months Ended June 30, 2026
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance at March 31, 2026 (unaudited)	700	$1	4,494,816	$31,464	$75,800,281	$(72,184,674)	$3,647,072

Stock-based compensation expense	—	—	161,055	1,128	290,470	—	291,598

Sale of Common Stock, net	—	—	2,040,000	14,280	3,185,720	—	3,200,000

Conversion of Preferred	(250)	—	83,331	582	(582)	—	—

Issuance of Stock Options	—	—	—	—	507,657	—	507,657

Offering costs	—	—	—	—	(511,448)	—	(511,448)

Net loss	—	—	—	—	—	(3,366,082)	(3,366,082)

Balance at June 30, 2026 (unaudited)	450	$1	6,779,202	$47,454	$79,272,098	$(75,550,756)	$3,768,797

	For the Six Months Ended June 30, 2025
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at December 31, 2024	—	$—	507,520	$3,553	$56,242,793	$(53,644,310)	$2,602,036

Stock-based compensation expense	—	—	9,798	68	538,155	—	538,224

Exercise of stock warrants	—	—	83,623	585	1,557,991	—	1,558,576

Sale of Common Stock	—	—	338,204	2,367	239,961	—	242,328

Offering costs	—	—	—	—	(356,067)	—	(356,067)

Net loss	—	—	—	—	—	(6,721,204)	(6,721,204)

Balance at June 30, 2025 (unaudited)	—	$—	939,145	$6,573	$58,222,833	$(60,365,514)	$(2,136,108)

	For the Three Months Ended June 30, 2025
	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at March 31, 2025	—	$—	594,098	$4,159	$57,739,972	$(56,304,727)	$1,439,404

Stock-based compensation expense	—	—	4,500	31	211,576	—	211,607

Sale of Common Stock	—	—	338,204	2,367	239,961	—	242,328

Exercise of stock warrants	—	—	2,343	16	40,093	—	40,109

Offering costs					(8,769)		(8,769)

Net loss	—	—	—	—	—	(4,060,787)	(4,060,787)

Balance at June 30, 2025 (unaudited)	—	$—	939,145	$6,573	$58,222,833	$(60,365,514)	$(2,136,108)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

bioAffinity Technologies, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2026	2025

Cash flows from operating activities
Net loss	$(6,996,692)	$(6,721,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	176,074	267,817
Stock-based compensation expense	799,281	538,223
Fair value adjustment on warrants	—	1,062,818
Changes in operating assets and liabilities:
Accounts and other receivables	(352,861)	717,335
Inventory	(28,830)	(16,363)
Prepaid expenses and other assets	57,662	29,706
Accounts payable	207,944	182,526
Accrued expenses	(303,497)	(350,688)
Unearned revenue	(11,265)	—
Operating lease right-of-use asset	23,840	849
Net cash used in operating activities	(6,428,344)	(4,288,981)

Cash flows from investing activities
Purchase of property and equipment	(95,633)	(64,213)
Net cash used in investing activities	(95,633)	(64,213)

Cash flows from financing activities
Proceeds from issuance of Common Stock from direct offering, net of underwriting discounts, commissions, and offering expenses of $511,448 in 2026 and $112,922 in 2025	2,688,552	2,798,354
Proceeds from exercise of warrants, net of underwriting discounts, commissions, and offering expenses of $243,145 in 2025	—	1,558,576
Payment on loans payable	(87,448)	(112,951)
Principal repayments on finance leases	(97,190)	(193,241)
Net cash provided by financing activities	2,503,914	4,050,738

Net decrease in cash and cash equivalents	(4,020,063)	(302,456)
Cash and cash equivalents at beginning of period	6,449,782	1,105,291
Cash and cash equivalents at end of period	$2,429,719	$802,835

Supplemental disclosures of cash flow information:
Interest expense paid in cash	$13,384	$2,567
Income taxes paid in cash	$—	$37,679

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

bioAffinity Technologies, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1. NATURE OF OPERATIONS, ORGANIZATION, AND BASIS OF PRESENTATION

Description of Business

bioAffinity Technologies, Inc., a Delaware corporation (the “Company,” or “bioAffinity Technologies”), addresses the need for noninvasive diagnosis of lung cancer at early stage and other diseases of the lung. bioAffinity Technologies’ proprietary platform uses flow cytometry and automated data analysis built by machine learning, a form of artificial intelligence (“AI”), to preferentially target cancer cell populations and other cell populations indicative of a diseased state. The Company’s first diagnostic test, CyPath® Lung, is a noninvasive test for early detection of lung cancer, the leading cause of cancer-related deaths. CyPath® Lung is offered for sale to physicians by the Company’s subsidiary, Precision Pathology Laboratory Services, LLC (“PPLS”). The Company is developing noninvasive tests using its flow cytometry platform to quantify lung inflammation with the aim of commercializing precision diagnostics that assist physicians when determining the most effective drug to prescribe patients with asthma and chronic obstructive pulmonary disease (COPD). The Company also is advancing its proprietary therapeutic discoveries and recently presented results from preliminary studies to advance treatments delivered topically for squamous cell skin cancer. The studies showed that self-delivering, stabilized siRNAs selectively kill squamous and basal carcinoma cells while leaving non-cancerous cutaneous cells unharmed. Commercial operations and product development are conducted in laboratories at PPLS and other leased laboratory space.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. The condensed consolidated financial statements are unaudited and in management’s opinion include all adjustments, including normal recurring adjustments and accruals, necessary for a fair presentation of the results for the interim periods presented. The condensed consolidated balance sheet as of December 31, 2025, was derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required in annual consolidated financial statements prepared in accordance with GAAP. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2026, or any future period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes included in the Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 16, 2026 (the “2025 Form 10-K”).

All share and per-share amounts in the accompanying footnotes have been retroactively adjusted to reflect the Company’s 1-for-30 reverse stock split, which occurred on September 18, 2025.

Correction of Immaterial Error

In the first quarter ended March 31, 2026, the Company identified an error related to the recognition of a lease amendment executed in April 2024 for laboratory space. Management evaluated the error in accordance with SEC Staff Accounting Bulletin No. 108 under both the rollover and iron curtain methods and concluded the error was not material to any previously issued interim or annual financial statements, nor was it material to the period ended March 31, 2026. As a result, the Company recorded an out-of-period adjustment in the first quarter of 2026 of approximately $336,000 to both Operating lease right-of-use asset, net and Operating lease liability to correct the error, and expense of approximately $28,000 in the condensed consolidated statement of operations. The correction did not result in a material misstatement of the current period condensed consolidated financial statements, and therefore, the Company did not revise prior period amounts or amend any previously issued filings.

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

The Company has incurred significant losses and negative cash flows from operations since inception and expects to continue to incur losses and negative cash flows for the foreseeable future. As a result, the Company had an accumulated deficit of approximately $75.6 million at June 30, 2026. The Company’s cash and cash equivalents at June 30, 2026, were approximately $2.4 million. Based on the Company’s current expected level of operating expenditures and the cash and cash equivalents on hand at June 30, 2026, management concludes that there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve (12) months subsequent to the issuance of the accompanying unaudited condensed consolidated financial statements. The Company will need to raise further capital through the sale of additional equity or debt securities or other debt instruments, strategic relationships or grants, or other arrangements to support its future operations, if revenue from operations does not significantly increase. If such funding is not available or not available on terms acceptable to the Company, the Company’s current development plan may be curtailed. Furthermore, an alternative source of funding to the sale of additional equity or debt securities is the exercise of outstanding warrants for which there can be no guarantee. No adjustments have been made to the presented condensed consolidated financial statements as a result of this uncertainty.

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

Advertising Expense

The Company expenses all advertising costs as incurred. Advertising expense was $192,859 and $171,822 for the six months ended June 30, 2026 and 2025, respectively, and $94,410 and $143,616 for the three months ended June 30, 2026 and 2025, respectively.

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

The following potentially dilutive securities have been excluded from the computations of weighted-average shares of Common Stock outstanding as of June 30, 2026 and 2025, as they would be anti-dilutive:

	As of June 30,
	2026	2025
Shares underlying options outstanding	352,835	9,531
Shares underlying convertible Preferred Stock	150,000	—
Shares underlying warrants outstanding	1,833,894	429,029
Shares underlying unvested restricted stock	3,859	14,348
	2,340,588	452,908

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

	Six Months Ended June 30,		Three Months Ended June 30,
	2026	2025	2026	2025
Patient service fees[1]	$2,326,352	$2,512,449	$1,244,142	$942,067
Histology service fees	498,776	572,358	248,260	308,604
Medical director fees	35,005	33,897	17,544	17,309
Department of War observational studies	1,131	—	—	—
Other revenues	842	4,376	633	1,503
Total net revenue	$2,862,106	$3,123,080	$1,510,579	$1,269,483

[1]	Patient services fees include direct billing for CyPath® Lung diagnostic test of approximately $835,000 and $323,000 for the six months ended June 30, 2026 and 2025, respectively, and $474,000 and $153,000 for the three months ended June 30, 2026 and 2025, respectively.

Property and Equipment

In accordance with ASC 360-10, Accounting for the Impairment of Long-Lived Assets, the Company periodically reviews the carrying value of its long-lived assets, such as property, equipment, and definite-lived intangible assets, to test whether current events or circumstances indicate that such carrying value may not be recoverable. When evaluating assets for potential impairment, the Company compares the carrying value of the asset to its estimated undiscounted future cash flows. If an asset’s carrying value exceeds such estimated cash flows (undiscounted and with interest charges), the Company records an impairment charge for the difference. The Company did not record any impairment for the three and six months ended June 30, 2026, or for the fiscal year ended December 31, 2025.

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

Intangible Assets

The Company’s acquisition of PPLS on September 18, 2023, identified goodwill and intangible assets. Goodwill represents the purchase price in excess of fair values assigned to the underlying identifiable net assets of the acquired business. The Company tests goodwill for impairment annually and, therefore, does not record amortization. The intangible assets and their respective useful lives are as follows: trade names and trademarks (18 years) and customer relationships (14 years). Intangible assets, net of accumulated amortization, are summarized as follows as of June 30, 2026, and December 31, 2025:

	June 30, 2026	December 31, 2025
Cost
Trade names and trademarks	150,000	150,000
Customer relationships	700,000	700,000
	850,000	850,000
Accumulated amortization
Trade names and trademarks	(23,194)	(19,028)
Customer relationships	(139,167)	(114,166)
	(162,361)	(133,194)

Total finite-lived intangible assets, net	687,639	716,806

Goodwill	1,404,486	1,404,486

The Company incurred amortization of intangible assets of $29,167 for each of the six months ended June 30, 2026, and 2025, and $14,583 for each of the three months ended June 30, 2026, and 2025.

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of June 30, 2026 is as follows:

2026	$29,167
2027	58,333
2028	58,333
2029	58,333
2030	58,333
Thereafter	425,140
Total	$687,639

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

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net revenue:
Diagnostic R&D	$—	$—	$1,131	$—
Laboratory services [1]	1,510,579	1,269,483	2,860,975	3,123,080
Total net revenue	1,510,579	1,269,483	2,862,106	3,123,080

Operating expenses:
Diagnostic R&D	(837,460)	(440,651)	(1,521,207)	(946,390)
Laboratory services	(1,787,865)	(1,646,471)	(3,620,457)	(3,914,127)
General corporate activities	(2,220,118)	(1,697,921)	(4,672,282)	(3,405,262)
Total operating loss	(3,334,864)	(2,515,560)	(6,951,840)	(5,142,699)

Non-operating (expense), net	(31,218)	(1,516,243)	(44,852)	(1,540,826)
Net loss before income tax expense	(3,366,082)	(4,031,803)	(6,996,692)	(6,683,525)
Income tax expense	—	(28,984)	—	(37,679)
Net loss	$(3,366,082)	$(4,060,787)	$(6,996,692)	$(6,721,204)

[1]	The majority of the decrease versus the prior year is primarily due to discontinuing certain unprofitable pathology services to focus on CyPath® Lung and other high-margin services.

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

Regulatory Matters

Regulations imposed by federal, state, and local authorities in the U.S. are a significant factor in providing medical care. In the U.S., drugs, biological products, and medical devices are regulated by the Federal Food, Drug, and Cosmetic Act (“FDCA”), which is administered by the Food and Drug Administration (“FDA”) and the Centers for Medicare and Medicaid Services (“CMS”). CyPath® Lung is commercially available as a laboratory developed test (“LDT”) offered by PPLS, the Company’s wholly owned clinical pathology laboratory, under the regulatory framework applicable to LDTs. PPLS is accredited by the College of American Pathologists (“CAP”) and certified under the Clinical Laboratory Improvement Amendments (“CLIA”).

Note 3. ACCOUNTS AND OTHER RECEIVABLES, NET

The following is a summary of accounts receivables and other receivables:

	June 30, 2026	December 31, 2025
Patient service fees	$726,070	$356,432
Histology service fees	133,422	142,889
Medical director fees	16,031	16,346
Other receivables	19,300	26,295
Total accounts and other receivables, net	$894,823	$541,962

Note 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized below:

	June 30, 2026	December 31, 2025

Prepaid insurance	$137,154	$227,950
Legal and professional	32,146	21,530
Other	289,060	270,436
Total prepaid expenses and other current assets	$458,360	$519,916

Note 5. PROPERTY AND EQUIPMENT, NET

Property and equipment are summarized below:

	June 30, 2026	December 31, 2025

Lab equipment	$735,569	$679,995
Computers and software	46,441	81,433
Leasehold improvements	104,392	32,781
Vehicles	130,590	175,630
	1,016,992	969,839
Less: accumulated depreciation and amortization	(703,284)	(704,246)
Total property and equipment, net	$313,708	$265,593

Depreciation expense was $47,519 and $88,231 for the six months ended June 30, 2026 and 2025, respectively, and $23,108 and $44,468 for the three months ended June 30, 2026 and 2025, respectively.

Note 6. ACCRUED EXPENSES

Accrued expenses are summarized below:

	June 30, 2026	December 31, 2025

Compensation	$869,289	$1,309,738
Legal and professional	226,225	337,936
Clinical	295,613	46,177
Other	23,365	24,138
Total accrued expenses	$1,414,492	$1,717,989

Note 7. UNEARNED REVENUE

The Company engaged in an observational study of CyPath® Lung with the Department of War. A total of 70 CyPath® Lung units were ordered and shipped. However, in compliance with FASB ASC 606, the performance obligation was complete for only 43 units as of June 30, 2026. The performance obligation is deemed complete after samples have been collected and processed and results analyzed. The unearned revenue balance amounted to $22,696 and $23,827 as of June 30, 2026, and December 31, 2025, respectively.

During August 2025, the Company engaged with Veterans Administration (“VA”) medical centers to purchase CyPath® Lung tests. A total of 30 tests were ordered and shipped. However, in compliance with FASB ASC 606, the performance obligation was complete for 20 tests as of June 30, 2026. The performance obligation is deemed complete after samples have been collected, processed, and analyzed and results communicated to patients. The unearned revenue balance amounted to $8,444 and $18,578 as of June 30, 2026 and December 31, 2025, respectively.

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

Note 9. LEASES

The Company has one operating lease for its real estate and office space for the CAP/CLIA laboratory, as well as multiple finance leases for lab equipment in Texas that were acquired through the September 18, 2023, acquisition. In April 2024, the Company amended the lab space lease agreement which included two options to extend the lease for an additional three years on the exercise of each option. Management has not included these options in calculating the operating lease right-of-use assets and operating lease liabilities. During the first quarter of 2026, operating lease assets and liabilities increased as a result of amending the lease due to an out-of-period adjustment described previously in Note 1. Additionally, the Company entered into an operating lease on September 1, 2024, for additional office space. The Company entered into a new operating lease agreement for additional lab space in June 2026. The Company’s operating leases consist of office and lab space with remaining lease terms of 4.2 to 5 years as of June 30, 2026. The Company has finance leases consisting of office and lab equipment with remaining lease terms ranging from approximately 0.58 to 6.3 years as of June 30, 2026, for which the Company has determined that it will use the equipment for a major part of its remaining economic life.

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

The components of lease expense, which are included in selling, general and administrative expense and depreciation and amortization for the three months and six months ended June 30, 2026 and 2025, are as follows:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Amortization of right-of-use asset - finance lease	$24,638	$54,177	$100,165	$150,420
Interest on lease liabilities - finance lease	8,688	7,410	20,957	20,491
Operating lease cost	46,255	39,764	89,539	79,529
Total lease cost	$79,581	$101,351	$210,611	$250,440

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash paid from finance leases	$(29,941)	$(92,975)	$(119,251)	$(193,241)
Operating cash paid from operating leases	(40,914)	(31,443)	(81,829)	(56,238)

Operating leases:	June 30, 2026	December 31, 2025
Operating lease right-of-use, assets	$769,270	$334,289
Operating lease liability, current	$163,276	$139,220
Operating lease liability, non-current	$637,643	$202,878
Total operating lease liabilities	$800,919	$342,098

Finance leases:	June 30, 2026	December 31, 2025
Finance lease right-of-use asset, gross	$642,677	$1,184,598
Accumulated amortization	(80,490)	(523,023)
Finance lease right-of-use asset, net	$562,187	$661,575
Finance lease liability, current portion	$79,592	$139,490
Finance lease liability, long-term	495,468	532,759
Total finance lease liabilities	$575,060	$672,249

Weighted-average remaining lease term:	June 30, 2026	December 31, 2025
Operating leases (in years)	4.33	3.04
Finance leases (in years)	6.29	6.18

Weighted-average discount rate:	June 30, 2026	December 31, 2025
Operating leases	6.84%	7.28%
Finance leases	6.76%	6.86%

Future minimum lease payments under non-cancellable lease as of June 30, 2026, are as follows:

	Operating Leases	Finance Leases
Remaining for 2026	$100,693	$59,881
2027	206,615	111,708
2028	214,859	111,708
2029	223,465	111,708
2030	166,039	111,708
2031 and thereafter	19,637	197,893
Total undiscounted cash flows	931,308	704,606
Less discounting	(130,389)	(129,546)
Present value of lease liabilities	$800,919	$575,060

Note 10. NOTES PAYABLE

Vehicles Notes Payable

On January 10, 2025, the Company entered into a second finance agreement to purchase a 2024 Toyota Corolla for $33,517 with a maturity date of January 18, 2031. The loan bears fixed interest at a rate of 11.65% per annum, with monthly payments of $651, which is comprised of principal and interest. This loan is collateralized by the underlying vehicle. The balance of this loan as of June 30, 2026, and December 31, 2025, was $27,546 and $29,774, respectively. The current portion of the balance of this loan as of June 30, 2026, and December 31, 2025, was $4,861 and $4,588, respectively.

On March 18, 2024, the Company entered into a finance agreement to purchase a 2024 Toyota Corolla for $33,620 with a maturity date of February 18, 2030. The loan bears fixed interest at a rate of 5.99% per annum, with monthly payments of $467, which is comprised of principal and interest. This loan is collateralized by the underlying vehicle. The balance of this loan as of June 30, 2026, and December 31, 2025, was $18,406 and $20,618, respectively. The current portion of the balance of this loan as of June 30, 2026, and December 31, 2025, was $4,627 and $4,491, respectively.

Directors and Officers Insurance Policy – 2025

In September 2025, the Company obtained short-term financing of approximately $260,000 with 11 monthly payments of approximately $24,000 and interest at a 6.7% fixed annual rate for director and officer insurance policies. The current portion of the balance of this loan as of June 30, 2026, and December 31, 2025, was $13,073 and $90,002, respectively.

Note 11. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. To date, the Company has no material pending legal proceedings.

Note 12. CONVERTIBLE PREFERRED AND COMMON STOCK

Convertible Preferred Stock

The Company has authorized a total of 20,000,000 shares of $0.001 per share par value Preferred Stock. The Company has issued 450 shares of Preferred Stock, designated as Series B. In August 2025, the Company entered into a securities purchase agreement with certain institutional and accredited investors, pursuant to which the Company agreed to issue and sell, in a private placement, (i) 990 shares of the Company’s newly designated Series B Convertible Preferred Stock, with a par value $0.001 per share and stated value of $1,000 per share initially convertible into 143,476 shares of the Company’s Common Stock, par value $0.007 per share at an initial conversion price of $6.90 per share and (ii) warrants to purchase up to 223,824 shares of the Company’s Common Stock at an exercise price of $10.56 per share of Common Stock. As of June 30, 2026, the investors have converted 540 of the 990 Series B Convertible Preferred Stock in exchange for 125,359 shares of Common Stock. The holders of the Series B Preferred Stock have various rights as follows:

Voting Rights. Except as otherwise required by law, holders of Series B Preferred Stock shall not be entitled to any voting rights.

Dividends. The holders of Series B Preferred Stock shall be entitled to receive dividends on shares of Series B Preferred Stock equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock when, as, and if such dividends are paid on shares of the Common Stock.

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

Common Stock

The Company has authorized a total of 350,000,000 shares of Common Stock, $0.007 par value per share. The Company has issued 6,783,061 shares of Common Stock, of which 3,859 are unvested restricted stock awards as of June 30, 2026, and 4,498,675 shares of Common Stock, of which 4,371 are unvested restricted stock awards as of December 31, 2025.

On May 22, 2025, the Company entered into an at-the-market issuance sales agreement (the “ATM Agreement”) with WallachBeth Capital LLC (“WallachBeth”), as sales agent providing for the sale of Common Stock from time to time in an “at the market offering” program. The aggregate market value of the shares of Common Stock eligible for sale is currently $5,801,000. The ATM Agreement provides that WallachBeth will receive 3.0% of the gross sales price sold under the ATM Agreement. From May 22, 2025, through June 30, 2026, the Company sold 114,672 shares of Common Stock through the ATM Agreement which accumulated approximately $1.2 million in gross proceeds.

In June 2026, the Company consummated a best efforts public offering of an aggregate of (i) 1,040,000 shares of Common Stock, par value $0.007 per share and (ii) pre-funded warrants to purchase up to 2,960,000 shares of Common Stock in lieu of Shares. Each Share was sold at a public offering price of $0.80. Each Pre-Funded Warrant was sold at a public offering price of $0.793. The aggregate gross proceeds from the Offering were approximately $3.2 million, before deducting placement agent fees and other offering expenses. The Company intends to use the proceeds of the Offering for working capital and other general corporate purposes. The Company issued 4,000,000 shares of Common Stock at $0.80, of which 2,960,000 were issued as prefunded warrants. As of June 30, 2026, 1,000,000 prefunded warrants had been exercised.

Note 13. STOCK-BASED COMPENSATION

Under the Company’s 2024 Equity Incentive Plan (the “2024 Plan”), the Company is authorized to grant options or restricted stock for up to 1,000,000 shares of Common Stock. On April 30, 2026, at the Company’s annual meeting of shareholders, the Company’s shareholders approved an amendment to the 2024 Plan to increase the number of shares of Common Stock authorized for issuance under the 2024 Plan from 66,666 shares to 1,000,000 shares. Options or restricted stock awards may be granted to employees, the Company’s board of directors, and external consultants who provide services to the Company. The Company’s 2024 Plan was approved at the Annual Meeting of Shareholders on June 4, 2024.

The Company has recorded stock-based compensation expense related to the issuance of restricted stock awards in the following line items in the accompanying condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Research and development	$17,780	$(8,334)	$18,854	$12,916
General and administrative	767,161	219,941	780,427	525,307
	$784,941	$211,607	$799,281	$538,223

The following table summarizes stock option activity under the 2014 Plan and 2024 Plan:

	Number of options	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2025	9,055	$211.56	3.67	—
Granted	343,780	1.59	9.94	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding at June 30, 2026	352,835	$6.98	9.76	—

Vested and exercisable at June 30, 2026	352,835	$6.98	9.76	—

As of June 30, 2026, there was no unrecognized compensation cost related to unvested stock options.

The following table summarizes restricted stock award activity under the 2014 Plan and 2024 Plan:

				As of June 30, 2026
	Number of restricted stock awards (RSA)	Weighted- average grant price	FMV on grant date	Vested number of RSA	Unvested number of RSA
Balance at December 31, 2025	51,810	$51.87	$2,709,982	47,951	3,859
Granted	161,055	1.56	251,246	161,055	—
Forfeited	—	—	—	—	—
Balance at June 30, 2026	212,865	$13.91	$2,961,228	209,006	3,859

During the six months ended June 30, 2026, the Company issued restricted stock awards (“RSAs”) for 161,567 shares of Common Stock to employees, non-employees, and the board of directors. The shares vested immediately. During the six months ended June 30, 2026, 512 shares vested from RSAs granted prior to January 1, 2026, and 161,055 shares vested from RSAs granted during the six months ended June 30, 2026.

Note 14. WARRANTS

The Company’s outstanding Common Stock warrants are equity classified. As of June 30, 2026, and December 31, 2025, the Company had 1,833,894 warrants outstanding to purchase one share of the Company’s Common Stock for each warrant at an average exercise price of $22.35 and 1,348,494 warrants outstanding at a weighted average exercise price of $28.44, respectively, and expire at various dates through June 2031. During the six months ended June 30, 2026, no warrants were exercised compared to the six months ended June 30, 2025, and a total number of 162,333 warrants were exercised into an equivalent number of shares of Common Stock.

As of June 30, 2026, there were tradeable warrants to purchase up to an aggregate of 53,375 shares of Common Stock outstanding and non-tradeable warrants to purchase an aggregate of up to 1,780,519 shares of Common Stock outstanding.

	Number of warrants issued	Weighted- average exercise price	Number of warrants exercised	Number of warrants outstanding
Pre-IPO convertible notes	96,616	$159.35	—	96,616
IPO tradeable	77,561	91.95	(24,186)	53,375
IPO non-tradeable	100,515	91.95	(10,366)	90,149
Direct offering March 2024	53,330	37.50	(35,553)	17,777
Placement agent direct offering March 2024	1,066	2.40	—	1,066
Inducement/direct offering August 2024	58,402	—	(58,402)	—
Placement agent direct offering August 2024	1,659	2.40	—	1,659
Direct offering October 2024	88,757	23.92	(59,544)	29,213
Warrant inducement February 2025	97,538	25.50	—	97,538
Public offering May 2025	1,470,673	4.50	(781,262)	689,411
PIPE/Inducement offering August 2025	637,090	4.5	—	637,090
Placement agent direct offering June 2026	120,000	0.88	—	120,000

Balance at June 30, 2026	2,803,207	$21.46	(969,313)	1,833,894

Note 15. SUBSEQUENT EVENTS

In December 2025, the Company entered into a services agreement with IRTH Communication, LLC for investor relations, financial communications and strategic consulting. Per the agreement, the Company was to issue $125,000 worth of Common Stock calculated by the average closing price of the Company’s common stock on its principal exchange for the ten (10) trading days immediately prior to execution of the Agreement. In July 2026, the Company issued 92,524 shares of Common Stock at $1.35 per the consulting agreement.

In July 2026, holders of the Company’s Series B Convertible Preferred Stock elected to convert 150 shares of such Series B Convertible Preferred Stock into an aggregate of 49,999 shares of Common Stock in accordance with the Convertible Preferred Stock described in Note 12.

In July and August 2026, investors in the June direct offering, described in Note 12, exercised an additional 1,180,000 pre-funded warrants convertible into an equivalent number of Common Stock.

In July 2026, the Company announced a collaboration with Pictor®, Inc. (“Pictor”), a targeted proteomic platform company, to support development and commercialization of bioAffinity Technologies’ next-generation diagnostic tests designed to provide a more complete picture of lung inflammation in patients with asthma and COPD. Pictor. is led by CEO and Managing Director Jamie Platt, PhD, a recognized diagnostics executive who joined bioAffinity Technologies’ Board of Directors in 2023.

In July 2026, the Company received notice from Nasdaq noting the Company’s bid price for its Common Stock closed at less than $1 per share over the previous 30 consecutive business days as of July 29, 2026, and has not regained compliance according to Listing Rule 5550(a)(2). As of August 6, 2026 the Company requested a hearing appeal on the determination. Such request will stay any further action by Nasdaq and will allow the Company’s ordinary shares to continue to trade on Nasdaq under the symbol “BIAF” at least pending the issuance of the Panel’s decision and the expiration of any extension the Panel may grant to the Company following the appeal.

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

Data as of and for the three and six months ended June 30, 2026 and 2025, has been derived from our unaudited condensed consolidated financial statements appearing at the beginning of this Quarterly Report. Results for any interim period should not be construed as an inference of what our results would be for any full fiscal year or future period.

Our MD&A is organized as follows:

●	Company Overview – Discussion of our business plan and strategy to provide context for the remainder of the MD&A.

●	Results of Operations – Analysis of our financial results comparing three months and six months ended June 30, 2026, to the comparable period in 2025.

●	Liquidity and Capital Resources – Analysis of changes in our cash flows and discussion of our financial condition and potential sources of liquidity.

●	Critical Accounting Estimates – Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Company Overview

Business

We develop noninvasive diagnostics to detect early-stage lung cancer and other diseases of the lung using flow cytometry and automated analysis developed by machine learning, a form of AI. Our commercial test, CyPath® Lung, is a noninvasive diagnostic that analyzes sputum using flow cytometry and automated analysis built with machine learning. Building on this proprietary platform, the Company is developing noninvasive tests to quantify lung inflammation with the aim of commercializing precision diagnostics to assist physicians when determining the most effective drug to prescribe patients with asthma and COPD. bioAffinity Technologies also is advancing its proprietary therapeutic discoveries, focusing on developing the dermal delivery of drugs developed by the Company containing self-delivering, stabilized siRNAs that selectively kill squamous and basal carcinoma cells while leaving non-cancerous cutaneous cells unharmed.

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

Through our wholly owned subsidiary, OncoSelect® Therapeutics, LLC, we have conducted research that has led to discoveries and advancement of novel cancer therapeutic approaches that specifically and selectively target cancer cells. We will continue to present our findings at academic and industry conferences and expect to publish our research findings in peer-reviewed journals. We intend to seek strategic partners as we progress into in vivo studies to develop our therapeutics targeted at squamous and basal cell skin cancers.

Research and optimization of our platform technologies are now conducted in laboratories at our wholly owned subsidiary PPLS and leased laboratory space.

Current Year Financial Highlights

Key financial results for the six months ended June 30, 2026, include:

●	Unit sales for CyPath® Lung diagnostic in the second quarter of 2026 achieved 216% growth compared to the second quarter of 2025, reflecting accelerating physician adoption and expanding clinical use of the Company’s noninvasive lung cancer diagnostic test.
●	CyPath® Lung testing revenue increased approximately 156% to $835,000 for the six months ended June 30, 2026, as compared to $323,000 for the six months ended June 30, 2025.
●	The Company raised approximately $3.2 million in gross proceeds from an equity transaction in the second quarter to fund operating activities.

Recent Developments

●	In July 2026, the Company surpassed the total number of tests completed in all of 2025, delivering more than 1,200 CyPath® Lung test reports to physicians.
●	The number of physician offices and clinics ordering CyPath® Lung for their patients increased 122% during the second quarter of 2026 compared to the same period in 2025.
●	In July 2026, the Company received notice from Nasdaq noting the Company’s bid price for its Common Stock closed at less than $1 per share over the previous 30 consecutive business days as of July 29, 2026, and has not regained compliance according to Listing Rule 5550(a)(2). As of August 6, 2026 the Company requested a hearing appeal on the determination. Such request will stay any further action by Nasdaq and will allow the Company’s ordinary shares to continue to trade on Nasdaq under the symbol “BIAF” at least pending the issuance of the Panel’s decision and the expiration of any extension the Panel may grant to the Company following the appeal.
●	On July 27, 2026, the Company published a comprehensive clinical review and white paper authored by Chief Medical Officer Gordon H. Downie, MD, PhD, that presents a practical clinical framework for incorporating CyPath® Lung into pulmonary nodule evaluation and cancer surveillance. The review is titled “Lung Nodules, Lung Microenvironment, Predictive Models and Clinician Risk Stratification Using CyPath® Lung Testing for Early Diagnosis of Lung Cancer.”
●	On July 22, 2026, the Company announced a collaboration with Pictor®, Inc., a targeted proteomic platform company, to support development and commercialization of bioAffinity Technologies’ next-generation diagnostic tests designed to provide a more complete picture of lung inflammation in patients with asthma and COPD.
●	As of June 30, 2026, 11 clinical sites have been activated for the CyPath® Lung longitudinal clinical trial that opened in March 2026, including nine Department of Veterans Affairs (VA) and military medical centers that have begun patient enrollment. Financial support for the trial has been provided by the John P. Murtha Cancer Center Research Program (MCCRP), a research program within the Department of Surgery at the Uniformed Services University of the Health Sciences in Bethesda, Maryland.
●	On June 22, 2026, the Company presented positive results from preliminary therapeutic studies to advance treatments delivered topically for squamous and basal cell skin cancers showing that their self-delivering, stabilized siRNAs selectively kill squamous and basal carcinoma cells while leaving non-cancerous cutaneous cells unharmed.
●	On June 16, 2025, The Society for Advanced Bronchoscopy (“SAB”) and on July 21, 2026, the National Association of Veterans’ Research Education Foundations (“NAVREF”) hosted webinars featuring multi-disciplinary panels of physicians who discussed CyPath Lung’s expanding role in the lung nodule care continuum.
●	On May 27, 2026, bioAffinity announced it received notification of allowance from the Mexican Institute of Industrial Property for a patent application protecting the use of defined antibodies and the porphyrin TCPP to label cell populations in sputum and the use of flow cytometry to determine the presence of lung cancer cells in sputum.

Recent Financings

On June 16, 2026, the Company consummated a best-efforts public offering of an aggregate of (i) 1,040,000 shares of Common Stock, par value $0.007 per share and (ii) pre-funded warrants to purchase up to 2,960,000 shares of Common Stock in lieu of shares. Each share was sold at a public offering price of $0.80. Each pre-funded warrant was sold at a public offering price of $0.793. The aggregate gross proceeds from the offering were approximately $3.2 million, before deducting placement agent fees and other offering expenses. The Company intends to use the proceeds of the Offering for working capital and other general corporate purposes. As of June 30, 2026, 1,000,000 of the prefunded warrants had been exercised.

Financial

To date, we have devoted a substantial portion of our efforts and financial resources to the development of our diagnostic test, CyPath® Lung. As a result, since our inception in 2014, we have funded our operations principally through private and public sales of our equity, issuance of debt, and the exercise of outstanding warrants and stock options. As of June 30, 2026, we had cash and cash equivalents of $2.4 million. As of August 3, 2026, we had cash and cash equivalents of $1.0 million, which we expect will support our operations through August 2026. We have incurred significant losses and negative cash flows from operations since inception and expect to continue to incur losses and negative cash flows for the foreseeable future. Based on the Company’s current expected level of operating expenditures and the cash and cash equivalents on hand at June 30, 2026, management concludes that there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve (12) months subsequent to the issuance of the accompanying condensed consolidated financial statements.

Prior to acquisition of the clinical pathology laboratory by PPLS, Village Oaks, under the trade name Precision Pathology Services, had licensed and developed CyPath® Lung as a laboratory developed test (“LDT”) for sale to physicians. The license agreement provided that revenues from the sale would be split evenly between the Company and Village Oaks. In the second quarter of 2022, prior to the acquisition, we started to recognize revenue as part of a limited beta market testing program of the CyPath® Lung test. We have never been profitable, and as of June 30, 2026, we had working capital of approximately $1.2 million and an accumulated deficit of approximately $75.6 million. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our diagnostic tests and advance our diagnostic tests through clinical trials.

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

Results of Operations

Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025

Net loss for the three months ended June 30, 2026, was approximately $3.4 million, compared to a net loss of approximately $4.1 million for the three months ended June 30, 2025.

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

	For the Three Months Ended June 30,
	2026	2025
Patient service fees[1]	$1,244,142	$942,067
Histology service fees	248,260	308,604
Medical director fees	17,544	17,309
Department of War observational studies	—	—
Other revenues	633	1,503
Total net revenue	$1,510,579	$1,269,483

1 Patient services fees include direct billing for CyPath® Lung diagnostic tests and anatomical testing and pathology services wholly unrelated to CyPath® Lung including those services discontinued due to unprofitability.

Net revenue totaled approximately $1.5 million and $1.3 million for the three months ended June 30, 2026 and 2025, respectively. Consolidated revenue increased approximately $0.2 million, or 19%, to $1.5 million for the three months ended June 30, 2026, as compared to $1.3 million for the three months ended June 30, 2025, primarily as a result of growth in CyPath® Lung testing revenue, partially offset by the Company’s targeted strategic actions taken in March 2025 to discontinue certain unprofitable pathology services. CyPath® Lung testing revenue increased approximately $321,000, or 210%, to $474,000 for the three months ended June 30, 2026, compared to $153,000 for the three months ended June 30, 2025, as a result of a total of 622 test results delivered for the three months ended June 30, 2026, compared to 197 tests for the three months ended June 30, 2025

Operating Expenses

	Three Months Ended		Change in 2026
	June 30,		Versus 2025
	2026	2025	$	%
Operating expenses:
Direct costs and expenses	$1,087,837	$1,016,602	$71,235	7%
Research and development	361,575	311,372	50,203	16%
Clinical development	475,885	129,279	346,606	268%
Selling, general and administrative	2,858,590	2,214,561	644,029	29%
Depreciation and amortization	61,556	113,229	(51,673)	(46)%
Total operating expenses	$4,845,443	$3,785,043	$1,060,400	28%

Operating expenses totaled approximately $4.8 million and $3.8 million during the three months ended June 30, 2026 and 2025, respectively. The increase in operating expenses is the result of the following factors:

Direct costs and expenses

Our direct costs and expenses consist primarily of direct labor for pathology services, laboratory supplies and reagents, laboratory equipment, and allocated shared facilities. Direct costs and expenses totaled $1.1 million and $1.0 million during the three months ended June 30, 2026 and 2025, respectively. The costs were consistent compared to the same period in prior year, with an increase of $70,000 attributable to the addition of personnel to process tests related to the sale of CyPath® Lung, as well as to process tests related to our clinical study.

Research and Development Expenses

Our research and development expenses consist primarily of expenditures for lab operations, preclinical studies, compensation, and consulting costs.

Research and development expenses totaled approximately $362,000 and $311,000 for the three months ended June 30, 2026 and 2025, respectively. The increase of $50,000, or 16%, for the three months ended June 30, 2026, compared to the same period in 2025 was primarily attributable to an increase in lab supplies and moving costs related to relocating our laboratory facilities in June 2026.

Clinical Development

Clinical development expenses totaled approximately $476,000 and $129,000 for the three months ended June 30, 2026 and 2025, respectively. The increase of $347,000, or 268%, for the three months ended June 30, 2026, compared to the same period in 2025 was primarily attributable to opening clinical trial sites and enrolling patients in our longitudinal clinical trial opened in March 2026. As of June 30, 2026, 11 clinical sites have been activated for enrollment, including nine Department of Veterans Affairs (VA) and military medical centers that have begun patient enrollment. Financial support for the trial has been provided by t he John P. Murtha Cancer Center Research Program (MCCRP), a research program within the Department of Surgery at the Uniformed Services University of the Health Sciences in Bethesda, Maryland.

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of expenditures related to employee compensation, selling and marketing costs, legal, accounting, tax and other professional services, and general operating expenses.

Selling, general and administrative expenses totaled approximately $2.9 million and $2.2 million for the three months ended June 30, 2026 and 2025, respectively. The increase of approximately $644,000, or 29%, for the three months ended June 30, 2026, compared to the same period in 2025 was primarily attributable to an increase in stock compensation expense, sales and marketing costs due to additional personnel and support services to expand sales of our diagnostic test, CyPath® Lung.

Depreciation and Amortization

Depreciation and amortization expenses totaled $62,000 and $113,000 for the three months ended June 30, 2026 and 2025, respectively. The decrease of approximately $51,000, or 46%, for the three months ended June 30, 2026, compared to the same period in 2025 was primarily attributable to the termination of a financing lease in April 2025 due to the Company’s targeted strategic actions announced in March 2025.

Other Income (Expense)

	Three Months Ended		Change in 2026
	June 30,		Versus 2025
	2026	2025	$	%
Interest (expense) income, net	$(8,330)	$(8,435)	$105	(1)%
Other income (expense), net	(22,888)	(444,990)	422,102	(95)%
Gain (loss) on remeasurement of warrant liabilities	—	(1,062,818)	1,062,818	—%
Total other (expense) income	$(31,218)	$(1,516,243)	$1,485,025	(98)%

Total other income (expense), net totaled approximately ($30,000) and ($1.5 million) for the three months ended June 30, 2026 and 2025, respectively. The decrease in the total other expenses of approximately $1.5 million is mostly attributable to the remeasurement of warrant liability and offering costs related to the May 2025 public offering.

Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025

Net loss for the six months ended June 30, 2026, was approximately $7.0 million, compared to a net loss of approximately $6.7 million for the six months ended June 30, 2025.

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

	For the Six Months Ended June 30,
	2026	2025
Patient service fees[1]	$2,326,352	$2,512,449
Histology service fees	498,776	572,358
Medical director fees	35,005	33,897
Department of War observational studies	1,131	—
Other revenues	843	4,376
Total net revenue	$2,862,106	$3,123,080

1 Patient services fees include direct billing for CyPath® Lung diagnostic tests and anatomical testing and pathology services wholly unrelated to CyPath® Lung. Revenues for 2025 include PPLS anatomical services discontinued in March 2025 due to unprofitability.

Consolidated revenue decreased approximately $0.3 million, or 8%, to approximately $2.9 million for the six months ended June 30, 2026, as compared to $3.1 million for the six months ended June 30, 2025, primarily as a result of the Company’s targeted strategic actions to discontinue certain unprofitable pathology services, offset by continuing to drive sales growth for CyPath® Lung. CyPath® Lung testing revenue increased approximately $512,000, or 159%, to $835,000 for the six months ended June 30, 2026, compared to $323,000 for the six months ended June 30, 2025, as a result of a total of approximately 1,100 test results delivered for the six months ended June 30, 2026, compared to approximately 400 tests for the six months ended June 30, 2025.

Operating Expenses

	Six Months Ended		Change in 2026
	June 30,		Versus 2025
	2026	2025	$	%
Operating expenses:
Direct costs and expenses	$2,016,473	$2,384,462	$(367,989)	(15)%
Research and development	711,282	678,758	32,524	5%
Clinical development	809,925	267,632	542,293	203%
Selling, general and administrative	6,100,192	4,667,110	1,433,082	31%
Depreciation and amortization	176,074	267,817	(91,743)	(34)%
Total operating expenses	$9,813,946	$8,265,779	$(571,292)	19%

Operating expenses totaled approximately $9.8 million and $8.3 million during the six months ended June 30, 2026 and 2025, respectively. The increase in operating expenses is the result of the following factors:

Direct costs and expenses

Our direct costs and expenses consist primarily of direct labor for pathology services, laboratory supplies and reagents, laboratory equipment, and allocated shared facilities. Direct costs and expenses totaled approximately $2.0 million and $2.4 million during the six months ended June 30, 2026 and 2025, respectively. The decrease of approximately $0.4 million, or 15%, for 2026 compared to 2025 was primarily attributable to the targeted strategic actions which occurred in March 2025, aimed at streamlining operations and reducing costs related to our lab operations, partially offset by increases attributable to the addition of personnel to process tests related to the sale of CyPath® Lung and to our clinical study.

Research and Development Expenses

Our research and development expenses consist primarily of expenditures for laboratory operations, preclinical and clinical studies, compensation, and consulting costs.

Research and development expenses totaled $0.7 million for the six months ended June 30, 2026 and 2025, respectively. While there was no significant change, we expect that research and development expenses will increase as we develop our flow cytometry platform to address the need to identify patients who may benefit from existing and emerging therapies for asthma and COPD with noninvasive precision diagnostic tests and research pertaining to the dermal delivery of drugs developed by the Company containing self-delivering, stabilized siRNAs that selectively kill squamous and basal carcinoma cells while leaving non-cancerous cutaneous cells unharmed..

Clinical Development

Clinical development expenses totaled approximately $0.8 million and $0.3 million for the six months ended June 30, 2026 and 2025, respectively. The increase of approximately $0.5 million, or 203%, for the six months ended June 30, 2026, compared to the same period in 2025 was primarily attributable to an increase in professional fees in 2026 related to managing our clinical strategy for our clinical trial that began in March 2026, as well as costs to open 11 clinical trial sites that have begun patient enrollment as of June 30, 2026.

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of expenditures related to employee compensation, selling and marketing costs, legal, accounting and tax, and other professional services, and general operating expenses.

Selling, general and administrative expenses totaled approximately $6.1 million and $4.7 million for the six months ended June 30, 2026 and 2025, respectively. Our selling, general and administrative cost increase was primarily attributable to an increase in employee compensation related to stock compensation, administrative and sales due to additional personnel and support services to support the growth of sales of our diagnostic test, CyPath® Lung.

Depreciation and Amortization

Depreciation and amortization expenses totaled approximately $176,000 and $268,000 for the six months ended June 30, 2026 and 2025, respectively. The decrease of approximately $92,000, or 34%, for the six months ended June 30, 2026, compared to the same period in 2025 was primarily attributable to the termination of a financing lease in April 2025 due to the Company’s targeted strategic actions announced in March 2025.

	Six Months Ended		Change in 2026
	June 30,		Versus 2025
	2026	2025	$	%
Interest (expense) income, net	$(13,026)	$(23,378)	$10,352	(44)%
Other income (expense), net	(31,826)	(454,630)	422,804	(93)%
Gain (loss) on remeasurement of warrant liabilities	—	(1,062,818)	1,062,818	(91)%
Total other (expense) income	$(44,852)	$(1,540,826)	$1,495,974	(313)%

Other Income (Expense)

Total other income (expense), net totaled approximately ($45,000) and ($1.5 million) for the six months ended June 30, 2026 and 2025, respectively. The decrease in the total other expenses of approximately $1.5 million is mostly attributable to the remeasurement of warrant liability and offering costs related to the May 2025 public offering.

Liquidity, Capital Resources, and Going Concern

To date, we have funded our operations primarily through our IPO, exercise of stock options and warrants, and the sale of our securities, resulting in gross proceeds of approximately $61.4 million. We have evaluated whether there are conditions and events that raise substantial doubt about our ability to continue as a going concern for at least one year after the date the condensed consolidated financial statements are issued.

We have incurred losses since our inception in 2014 as a result of significant expenditures for operations and research and development and, prior to April 2022, the lack of any approved diagnostic test or therapeutic products to generate revenue. For the six months ended June 30, 2026 and 2025, we had net losses of $7.0 million and $6.7 million, respectively, and we expect to incur substantial additional losses in future periods. We have an accumulated deficit of approximately $75.6 million as of June 30, 2026. Despite our recent financing in June 2026 in which we raised gross proceeds of $3.2 million, we believe our current cash and anticipated revenue from operations will not be sufficient to support our operations through August 2026. Based on our current expected level of operating expenditures, current expected levels of revenue, and the cash and cash equivalents on hand at June 30, 2026, of $2.4 million, management concludes that there is substantial doubt about our ability to continue as a going concern for a period of at least twelve (12) months subsequent to the issuance of the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report. We need to raise further capital through the sale of additional equity or debt securities or other debt instruments, strategic relationships or grants, or through exercised outstanding warrants to support our future operations unless our revenue increases significantly. Our business plan includes expansion for our commercialization efforts which will require additional funding. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate revenue and raise capital from financing transactions. There can be no assurance that we will be successful in accomplishing these objectives.

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

Summary Statements of Cash Flows

The following information reflects cash flows for the periods presented:

	Six Months Ended
	June 30,
	2026	2025

Cash and cash equivalents at beginning of period	$6,449,782	$1,105,291
Net cash used in operating activities	(6,428,344)	(4,288,981)
Net cash used in investing activities	(95,633)	(64,213)
Net cash provided by financing activities	2,503,914	4,050,738
Cash and cash equivalents at end of period	$2,429,719	$802,835

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $6.4 million and $4.3 million for the six months ended June 30, 2026 and 2025, respectively. The increase of approximately $2.4 million in cash used by operations during the six months ended June 30, 2026, compared to the same period in 2025 was primarily attributable to an increase of $0.3 million in our loss from operations offset by a decrease in accounts receivable by $1.1 million compared to the prior year, an increase of stock based compensation of $0.3 million compared to the prior year, and a fair value adjustment to the warrant liability by $1.1 million related to the May 2025 warrant agreement.

Net Cash Used in Investing Activities

We used approximately $96,000 for the six months ended June 30, 2026, in investing activities related primarily to purchase of computer and lab equipment, compared to approximately $64,000 used in investing activities for the six months ended June 30, 2025.

Net Cash Provided by Financing Activities

Cash provided in financing activities was approximately $2.5 million compared to cash provided by financing activities of approximately $4.1 million for the six months ended June 30, 2026 and 2025, respectively. The change in proceeds from prior year was primarily related to net proceeds from the equity transactions of $2.7 million offset by payments for loans and finance leases of $0.1 million, compared to the prior year net proceeds of $4.4 million offset by payments for loans and finance leases of $0.2 million.

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

In performing impairment tests for our goodwill in 2025, in accordance with ASC 350 - Intangibles – Goodwill and Other, we opted to complete a quantitative assessment at the PPLS level as opposed to relying on a qualitative assessment as permitted in the guidance. This quantitative assessment required that the estimated fair value of PPLS’ net assets, including goodwill, be calculated and compared to the carrying amount. If that estimated fair value is in excess of the carrying amount, no impairment is recognized. We performed this assessment as of December 31, 2025. We estimated the fair value of the net assets tested using a discounted cash flow model. The income-based approach required significant judgment to estimate future cash flows, including revenue growth inclusive of long-term growth rate assumptions and the discount rate. Significant changes in our estimates and assumptions could affect our fair value calculations. Our estimate of fair value exceeded the carrying amount and therefore resulted in no impairment.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report, is collected, recorded, processed, summarized, and reported within the time periods specified under the rules of the SEC. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized, and reported within the time periods specified in the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As of June 30, 2026, the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act. The Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our disclosure controls and procedures as of June 30, 2026. Based on their assessment, they have concluded that as of June 30, 2026, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) over financial reporting during the three months ended June 30, 2026, the period covered by this Quarterly Report, that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Prior to 2022, we had not generated any revenue. During the six months ended June 30, 2026, we generated revenue of approximately $2.9 million, and $6.2 million during the year ended December 31, 2025.

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

To become profitable, we must develop our diagnostic tests and therapeutic products, which will depend in large part on our ability to:

●	Develop, enhance, and protect our diagnostic tests and therapeutic products;

●	Raise sufficient funding to support our diagnostic tests and therapeutic product development program(s);

●	Complete pre-clinical testing of new diagnostic and therapeutic products;

●	Expand commercialization of CyPath® Lung as an LDT under the CAP/CLIA guidelines and regulations administered by CMS and CAP and, if we opt to obtain FDA clearance for our CyPath® Lung test, to expand sales in accordance with applicable requirements.

●	Develop and commercialize CyPath® Lung as a CE-marked test in accordance with the In Vitro Diagnostic Regulation (“IVDR”) of the European Union (“EU”);

●	Conduct research studies resulting in scientific results required to successfully develop therapeutic products based on our discoveries that the knockdown of certain cell receptors results in cancer death without harm to healthy tissue;

●	Develop and conduct human clinical studies to support the regulatory approval and marketing of our diagnostic test(s) and therapeutic product(s);

●	Develop and manufacture the test(s) and product(s) to FDA standards, appropriate EU standards, and appropriate standards required for the commercialization of our tests and products in countries in which we seek to sell our diagnostic test(s) and therapeutic product(s);

●	Obtain the necessary regulatory approvals to market our diagnostic test(s) and therapeutic product(s);

●	Secure the necessary personnel and infrastructure to support the development, commercialization, and marketing of our diagnostic test(s) and therapeutic product(s); and

●	Develop strategic relationships to support development, manufacturing, and marketing of our diagnostic test(s) and therapeutic product(s).

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

As of June 30, 2026, we had an accumulated deficit of $75.6 million and $2.4 million cash on hand. As of August 3, 2026, our cash and cash equivalents were $1.0 million. Despite our recent financings, we will need to raise further capital through the sale of additional equity or debt securities or other debt instruments, strategic relationships or grants, or other arrangements to support our future operations. Our business plan includes expansion for our commercialization efforts which will require additional funding. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate revenue and raise capital from financing transactions. Without funding from the proceeds of a capital raise or strategic relationship or grant, management anticipates that our cash resources are sufficient to continue operations through August 2026. Based on our current expected level of operating expenditures, current expected levels of revenue, and the cash and cash equivalents on hand at June 30, 2026, of $2.4 million, management concludes that there is substantial doubt about our ability to continue as a going concern for a period of at least twelve (12) months subsequent to the issuance of the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of new business opportunities. There can be no assurance that we will be successful in accomplishing these objectives. Without such additional capital, we may be required to curtail or cease operations and be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment. WithumSmith+Brown, PC, our independent registered public accounting firm for the fiscal year ended December 31, 2025, has included an explanatory paragraph in its opinion that accompanies our audited consolidated financial statements as of and for the year ended December 31, 2025, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern.

We are unable to precisely estimate when we will begin to generate significant profit from revenue, if ever, from PPLS’ services, the amount of profit or revenue that will be generated, or the expenses that will be incurred.

We do not expect to immediately derive profit from revenue from PPLS’ services. Since its acquisition in September 2023, we have generated $2.5 million in 2023, $9.4 million in 2024, $6.2 million in 2025, and $2.9 million in 2026 in revenue from PPLS. Once we begin to generate such profit, there is no guarantee that it will be sufficient to realize the expected financial benefits of the acquisition. In addition, since we have limited experience operating a clinical laboratory, we may not accurately estimate the expenses we will incur.

Risks Related to Ownership of Our Common Stock and Warrants

We have received a notice of delisting from Nasdaq due to our failure to maintain the minimum bid price requirement, and there can be no assurance that we will be able to regain compliance or maintain our listing on The Nasdaq Capital Market.

On July 30, 2026, we received written notice from the Listing Qualifications Department of Nasdaq indicating that the bid price of our listed securities had closed at less than $1.00 per share over the previous thirty consecutive business days, and that, as a result, we are not in compliance with the Minimum Bid Price Requirement for continued listing on The Nasdaq Capital Market set forth in Nasdaq Listing Rule 5550(a)(2). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv), we are not eligible for the standard 180-calendar day compliance period because we effected a 1-for-30 reverse stock split on September 19, 2025, which occurred within the prior one-year period.

We have submitted an appeal to Nasdaq and intend to present our plans to regain compliance with the Minimum Bid Price Requirement at a hearing before a Nasdaq Hearings Panel (the “Panel”). However, there can be no assurance that the Panel will grant us any extension period within which to regain compliance, or that, if any such extension period is granted, we will be able to regain compliance within such period.

If we are unable to regain compliance with the Minimum Bid Price Requirement or otherwise satisfy Nasdaq’s continued listing requirements, our securities could be delisted from The Nasdaq Capital Market. A delisting of our securities could have material adverse consequences, including, but not limited to: a limited availability of market quotations for our securities; reduced liquidity for our securities, making it more difficult for stockholders to buy or sell our securities; a determination that our common stock is a “penny stock,” which would require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities; a limited amount of news and analyst coverage; a decreased ability to issue additional securities or obtain additional financing in the future; potential loss of confidence by investors, employees, and business partners; and potential negative reputational effects that could impair our business, financial condition, and results of operations.

In addition, we may be required to take actions to regain compliance with the Minimum Bid Price Requirement, such as effecting an additional reverse stock split, which could result in further dilution to our stockholders and may not result in a sustained increase in the per-share price of our common stock. We previously effected a 1-for-30 reverse stock split on September 19, 2025, and there can be no assurance that any future reverse stock split, if undertaken, would result in a lasting increase in the market price of our common stock sufficient to regain or maintain compliance with the Minimum Bid Price Requirement.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS.

Exhibit No.	Title of Document

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File – the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 is formatted in Inline XBRL

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOAFFINITY TECHNOLOGIES, INC.

Date: August 7, 2026	By:	/s/ Maria Zannes
Maria Zannes
Chief Executive Officer, President, Founder, and Director
(Principal Executive Officer)

Date: August 7, 2026	By:	/s/ J. Michael Edwards
J. Michael Edwards Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

