Form 10-Q
period 2026-09-30
bioAffinity Technologies, Inc.
filed 2026-11-06
CIK 1712762

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares of the issuer’s Common Stock outstanding as of November 5, 2026, was 1,820,006.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements are predictive in nature, depend on or refer to future events or conditions, and are sometimes identified by words such as “may,” “could,” “plan,” “project,” “predict,” “pursue,” “believe,” “expect,” “estimate,” “anticipate,” “intend,” “target,” “seek,” “potentially,” “will likely result,” “outlook,” “budget,” “objective,” “trend,” or similar expressions of a forward-looking nature and the negative versions of such expressions. The forward-looking information contained in this report is generally located under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” but may be found in other locations as well. The forward-looking statements in this report generally relate to the plans and objectives for future operations of bioAffinity Technologies, Inc. and are based on our management’s reasonable estimates of future results or trends. Although we believe these forward-looking statements are reasonable, all forward-looking statements are subject to various risks and uncertainties, and our projections and expectations may be incorrect. The factors that may affect our expectations regarding our operations include, among others, the following:

●	our projected financial position and estimated cash burn rate;

●	our estimates regarding expenses, future revenues, and capital requirements;

●	the success, cost, and timing of our clinical trials;

●	our ability to obtain funding for our operations necessary to complete further development and commercialization of our diagnostic tests or therapeutic product candidates;

●	our dependence on third parties, including to conduct our clinical trials;

●	our ability to obtain the necessary regulatory approvals to market and commercialize our diagnostic tests or therapeutic product candidates;

●	the potential that the results of our pre-clinical and clinical trials indicate our current diagnostic tests or any future diagnostic tests or therapeutic product candidates we may seek to develop are unsafe or ineffective;

●	the results of market research conducted by us or others;

●	our ability to obtain and maintain intellectual property (“IP”) protection for our current diagnostic test or future diagnostic tests and therapeutic product candidates;

●	our ability to protect our IP rights and the potential for us to incur substantial costs from lawsuits to enforce or protect our IP rights;

●	the possibility that a third party may claim we or our third-party licensors have infringed, misappropriated, or otherwise violated their IP rights and that we may incur substantial costs and be required to devote substantial time defending against such claims;

●	the success of competing therapies, diagnostic tests, and therapeutic products that are or will become available;

●	our ability to expand our organization to accommodate potential growth and to retain and attract key personnel;

●	our potential to incur substantial costs resulting from product liability lawsuits against us and the potential for such lawsuits to cause us to limit the commercialization of our diagnostic tests and therapeutic product candidates;

●	market acceptance of our diagnostic test and diagnostic tests in development and therapeutic product candidates, the size and growth of the potential markets for our current diagnostic test, diagnostic tests in development, and therapeutic product candidates, and any future diagnostic tests and therapeutic product candidates we may seek to develop, and our ability to serve those markets;

●	the successful development of our commercialization capabilities, including sales and marketing capabilities;

●	compliance with government regulations, including environmental, health, and safety regulations, and liabilities thereunder;

●	the impact of a health epidemic on our business, our clinical trials, our research programs, healthcare systems, or the global economy as a whole;

●	general instability of economic and political conditions in the United States, including inflationary pressures, increased interest rates, economic slowdown or recession, and escalating geopolitical tensions;

●	anticipated uses of net proceeds from our financings;

●	the increased expenses associated with being a public company; and

●	other factors discussed elsewhere in this Quarterly Report.

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

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

bioAffinity Technologies, Inc.

Condensed Consolidated Balance Sheets

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,550,034	$6,449,782
Accounts and other receivables, net	742,144	541,962
Inventory	108,754	53,548
Prepaid expenses and other current assets	427,230	519,916
Total current assets	3,828,162	7,565,208

Non-current assets:
Property and equipment, net	362,359	265,593
Operating lease right-of-use asset, net	730,572	334,289
Finance lease right-of-use asset, net	538,326	661,575
Goodwill	1,404,486	1,404,486
Intangible assets, net	673,056	716,806
Other assets	16,710	12,815

Total assets	$7,553,671	$10,960,772

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$949,018	$761,901
Accrued expenses	1,143,227	1,717,989
Unearned revenue	48,874	42,405
Operating lease liability, current portion	168,534	139,220
Finance lease liability, current portion	78,926	139,490
Notes payable, current portion	144,715	105,161
Total current liabilities	2,533,294	2,906,166

Non-current liabilities:
Operating lease liability, net of current portion	596,086	202,878
Finance lease liability, net of current portion	475,772	532,759
Notes payable, net of current portion	33,958	41,313

Total liabilities	3,639,110	3,683,116

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred Stock, par value $0.001 per share; 20,000,000 shares authorized; 150 shares and 700 shares issued and outstanding at September 30, 2026, and December 31, 2025, respectively	1	1
Common Stock, par value $0.007 per share; 350,000,000 shares authorized; 1,166,625 and 299,826 issued and outstanding at September 30, 2026, and December 31, 2025, respectively	8,166	2,097
Additional paid-in capital	84,734,173	75,829,622
Accumulated deficit	(80,827,779)	(68,554,064)

Total stockholders’ equity	3,914,561	7,277,656

Total liabilities and stockholders’ equity	$7,553,671	$10,960,772

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

bioAffinity Technologies, Inc.

Unaudited Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net revenue	$1,070,280	$1,446,066	$3,932,386	$4,569,146

Operating expenses:
Direct costs and expenses	1,114,176	942,211	3,130,649	3,326,673
Research and development	389,122	330,589	1,100,404	1,009,347
Clinical development	251,043	143,311	1,060,968	410,943
Selling, general and administrative	2,759,769	2,209,441	8,859,961	6,876,551
Depreciation and amortization	66,842	113,360	242,916	381,177

Total operating expenses	4,580,952	3,738,912	14,394,898	12,004,691

Loss from operations	(3,510,672)	(2,292,846)	(10,462,512)	(7,435,545)

Other income (expense):
Interest income	4,734	1,088	18,118	3,655
Interest expense	(10,713)	(5,358)	(37,123)	(31,303)
Other income	3,144	513	6,516	38,568
Other expense	(13,072)	(3,839)	(48,270)	(16,828)
Offering costs allocated to warrant liability	(532,209)	—	(532,209)	(479,696)
Loss on warrant liabilities	(1,218,235)	(2,747,460)	(1,218,235)	(3,810,278)

Total other income (expense), net	(1,766,351)	(2,755,056)	(1,811,203)	(4,295,882)

Net loss before provision for income tax expense	(5,277,023)	(5,047,902)	(12,273,715)	(11,731,427)

Income tax expense	—	3,182	—	40,861

Net loss	$(5,277,023)	$(5,051,084)	$(12,273,715)	$(11,772,288)

Net loss per common share, basic and diluted	$(5.89)	$(71.05)	$(23.72)	$(219.47)

Weighted average common shares outstanding	896,271	71,090	517,490	53,640

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

bioAffinity Technologies, Inc.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity

	For the Nine Months Ended September 30, 2026
	Preferred Stock		Common Stock(1)		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital(1)	Deficit	Equity

Balance at December 31, 2025	700	$1	299,538	$2,097	$75,829,622	$(68,554,064)	$7,277,656

Stock-based compensation expense	—	—	16,985	120	430,397	—	430,517

Sale of Common Stock	—	—	830,802	5,816	3,253,418	—	3,259,234

Conversion of Preferred Stock	(550)	—	12,221	85	(85)	—	—

Issuance of Stock Options	—	—	—	—	507,657	—	507,657

Exercise of Warrants	—	—	6,881	48	(48)	—	—

Reclass of warrant liability	—	—	—	—	5,159,001	—	5,159,001

Issuance of Placement Agent warrants	—	—	—	—	94,709	—	94,709

Offering costs	—	—	—	—	(540,498)	—	(540,498)

Net loss	—	—	—	—	—	(12,273,715)	(12,273,715)

Balance at September 30, 2026 (unaudited)	150	$1	1,166,427	$8,166	$84,734,173	$(80,827,779)	$3,914,561

	For the Three Months Ended September 30, 2026
	Preferred Stock		Common Stock(1)		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital(1)	Deficit	Equity

Balance at June 30, 2026 (unaudited)	450	$1	451,852	$3,164	$79,316,388	$(75,550,756)	$3,768,797

Stock-based compensation expense	—	—	6,226	44	138,849	—	138,893

Sale of Common Stock	—	—	694,802	4,864	54,370	—	59,234

Conversion of Preferred Stock	(300)	—	6,666	46	(46)	—	—

Exercise of Warrants	—	—	6,881	48	(48)	—	—

Reclass of warrant liability	—	—	—	—	5,159,001	—	5,159,001

Issuance of Placement Agent warrants	—	—	—	—	94,709	—	94,709

Offering costs	—	—	—	—	(29,050)	—	(29,050)

Net loss	—	—	—	—	—	(5,277,023)	(5,277,023)

Balance at September 30, 2026 (unaudited)	150	$1	1,166,427	$8,166	$84,734,173	$(80,827,779)	$3,914,561

	For the Nine Months Ended September 30, 2025
	Preferred Stock		Common Stock(1)		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital(1)	Deficit	Equity

Balance at December 31, 2024	—	$—	33,835	$237	$56,246,109	$(53,644,310)	$2,602,036

Stock-based compensation expense	—	—	828	6	605,349	—	605,355

Sale of Common Stock	—	—	137,933	966	6,329,166	—	6,330,132

Exercise of stock warrants	—	—	55,687	390	7,143,365	—	7,143,755

Issuance of Preferred Stock	990	1	—	—	989,999	—	990,000

Conversion of Preferred Stock	(290)	—	2,802	20	(20)	—	—

Reclass of warrant liability	—	—	—	—	4,421,667	—	4,421,667

Offering costs	—	—	—	—	(1,418,459)	—	(1,418,459)

Net loss	—	—	—	—	—	(11,772,288)	(11,772,288)

Balance at September 30, 2025 (unaudited)	700	$1	231,085	$1,619	$74,317,176	$(65,416,598)	$8,902,198

	For the Three Months Ended September 30, 2025
	Preferred Stock		Common Stock(1)		Additional Paid-in	Accumulated	Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital(1)	Deficit	(Deficit)

Balance at June 30, 2025 (unaudited)	—	$—	62,610	$439	$58,228,967	$(60,365,514)	$(2,136,108)

Stock-based compensation expense	—	—	175	1	67,131	—	67,132

Sale of Common Stock	—	—	115,386	808	6,086,996	—	6,087,804

Exercise of stock warrants	—	—	50,112	351	5,584,828	—	5,585,179

Issuance of Preferred Stock	990	1	—	—	989,999	—	990,000

Conversion of Preferred Stock	(290)	—	2,802	20	(20)	—	—

Reclass of warrant liability	—	—	—	—	4,421,667	—	4,421,667

Offering costs	—	—	—	—	(1,062,392)	—	(1,062,392)

Net loss	—	—	—	—	—	(5,051,084)	(5,051,084)

Balance at September 30, 2025 (unaudited)	700	$1	231,085	$1,619	$74,317,176	$(65,416,598)	$8,902,198

(1)	The values of Common Stock and paid-in capital, as well as the number of shares issued and outstanding, have been retroactively adjusted in order to give effect to the Company’s 1-for-15 reverse stock split.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

bioAffinity Technologies, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2026	2025

Cash flows from operating activities
Net loss	$(12,273,715)	$(11,772,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	242,916	381,177
Stock-based compensation expense	938,174	605,355
Issuance of Placement Agent warrants	94,709	—
Loss on warrant liabilities	1,218,235	3,810,278
Changes in operating assets and liabilities:
Accounts and other receivables	(200,182)	690,214
Inventory	(55,206)	(7,626)
Prepaid expenses and other assets	88,791	(30,331)
Accounts payable	187,117	(46,550)
Accrued expenses	(574,762)	(414,175)
Unearned revenue	6,469	13,511
Operating lease right-of-use asset	26,239	1,156
Net cash used in operating activities	(10,301,215)	(6,769,279)

Cash flows from investing activities
Purchase of property and equipment	(172,683)	(60,567)
Net cash used in investing activities	(172,683)	(60,567)

Cash flows from financing activities
Proceeds from issuance of Common Stock from direct offering	7,200,000	9,271,534
Proceeds from exercise of warrants	—	4,813,742
Proceeds from issuance of Convertible Preferred Stock	—	990,000
Payment of offering costs for financing activities	(540,497)	(1,418,459)
Payment on loans payable	—	(11,795)
Proceeds from loans payable	32,199	—
Principal repayments on finance leases	(117,552)	(251,272)
Net cash provided by financing activities	6,574,150	13,393,750

Net (decrease) increase in cash and cash equivalents	(3,899,748)	6,563,904
Cash and cash equivalents at beginning of period	6,449,782	1,105,291
Cash and cash equivalents at end of period	$2,550,034	$7,669,195

Supplemental disclosures of cash flow information:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$151,778	$—
Interest expense paid in cash	$37,123	$3,655
Income taxes paid in cash	$—	$40,861

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

bioAffinity Technologies, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(unaudited)

Note 1. NATURE OF OPERATIONS, ORGANIZATION, AND BASIS OF PRESENTATION

Description of Business

bioAffinity Technologies, Inc., a Delaware corporation (the “Company,” or “bioAffinity Technologies”), addresses the need for noninvasive diagnosis of lung cancer at early stage and precision diagnostics for other diseases of the lung. bioAffinity Technologies’ proprietary platform that detects changes to the lung microenvironment using flow cytometry and automated data analysis built by machine learning, a form of artificial intelligence (“AI”), to preferentially target cancer cell populations and other cell populations in sputum that are indicative of a diseased state. The Company’s first commercial diagnostic test, CyPath® Lung, is a noninvasive test for early detection of lung cancer, the leading cause of cancer-related deaths. CyPath® Lung is offered for sale to physicians by the Company’s subsidiary, Precision Pathology Laboratory Services, LLC (“PPLS”). The Company is developing noninvasive tests to measure both the type and severity of lung inflammation in patients with asthma and chronic obstructive pulmonary disease (COPD) using its flow cytometry platform and enzyme-linked immunosorbent assay technology (ELISA) to quantify the cellular and proteomic characteristics of the lung microenvironment with the aim of commercializing precision diagnostics that assist physicians when determining the most effective drug to prescribe patients with lung disease. The Company also is advancing its proprietary therapeutic discoveries that may lead to treatments delivered topically for squamous cell skin cancer. Published research findings show that self-delivering, stabilized siRNAs developed by the Company selectively kill squamous and basal carcinoma cells while leaving non-cancerous cutaneous cells unharmed. Commercial operations and product development are conducted in laboratories at PPLS and the Steven and Sondra Girgenti Research Laboratory in San Antonio.

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

All share and per-share amounts in the accompanying footnotes have been retroactively adjusted to reflect the Company’s 1-for-30 reverse stock split on September 18, 2025, and the Company’s 1-for-15 reverse stock split on August 21, 2026.

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

The Company has incurred significant losses and negative cash flows from operations since inception and expects to continue to incur losses and negative cash flows for the foreseeable future. As a result, the Company had an accumulated deficit of approximately $80.8 million at September 30, 2026. The Company’s cash and cash equivalents at September 30, 2026, were approximately $2.6 million. Based on the Company’s current expected level of operating expenditures and the cash and cash equivalents on hand at September 30, 2026, management concludes that there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve (12) months subsequent to the issuance of the accompanying unaudited condensed consolidated financial statements. The Company will need to raise further capital through the sale of additional equity or debt securities or other debt instruments, strategic relationships or grants, or other arrangements to support its future operations, if revenue from operations does not significantly increase. If such funding is not available or not available on terms acceptable to the Company, the Company’s current development plan may be curtailed. Furthermore, an alternative source of funding to the sale of additional equity or debt securities is the exercise of outstanding warrants for which there can be no guarantee. No adjustments have been made to the presented condensed consolidated financial statements as a result of this uncertainty.

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

Advertising Expense

The Company expenses all advertising costs as incurred. Advertising expense was $97,494 and $101,265 for the three months ended September 30, 2026 and 2025, respectively, and $290,353 and $273,087 for the nine months ended September 30, 2026 and 2025, respectively.

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

The following potentially dilutive securities have been excluded from the computations of weighted-average shares of Common Stock outstanding as of September 30, 2026 and 2025, as they would be anti-dilutive:

	As of September 30,
	2026	2025
Shares underlying options outstanding	23,229	603
Shares underlying convertible Preferred Stock	3,333	6,763
Shares underlying warrants outstanding	1,242,439	89,886
Shares underlying unvested restricted stock	198	453
	1,269,199	97,705

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Patient service fees[1]	$863,488	$1,172,948	$3,189,840	$3,685,397
Histology service fees	189,524	255,586	688,300	827,944
Medical director fees	17,207	17,274	52,212	51,171
Department of War observational studies	—	—	1,131	—
Other revenues	61	258	903	4,634
Total net revenue	$1,070,280	$1,446,066	$3,932,386	$4,569,146

[1]	Patient services fees include direct billing for CyPath® Lung diagnostic test of approximately $273,000 and $296,000 for the three months ended September 30, 2026 and 2025, respectively, and $1.1 million and $619,000 for the nine months ended September 30, 2026 and 2025, respectively.

Property and Equipment

In accordance with ASC 360-10, Accounting for the Impairment of Long-Lived Assets, the Company periodically reviews the carrying value of its long-lived assets, such as property, equipment, and definite-lived intangible assets, to test whether current events or circumstances indicate that such carrying value may not be recoverable. When evaluating assets for potential impairment, the Company compares the carrying value of the asset to its estimated undiscounted future cash flows. If an asset’s carrying value exceeds such estimated cash flows (undiscounted and with interest charges), the Company records an impairment charge for the difference. The Company did not record any impairment for the three and nine months ended September 30, 2026, or for the fiscal year ended December 31, 2025.

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

Intangible Assets

The Company’s acquisition of PPLS on September 18, 2023, identified goodwill and intangible assets. Goodwill represents the purchase price in excess of fair values assigned to the underlying identifiable net assets of the acquired business. The Company tests goodwill for impairment annually and, therefore, does not record amortization. The intangible assets and their respective useful lives are as follows: trade names and trademarks (18 years) and customer relationships (14 years). Intangible assets, net of accumulated amortization, are summarized as follows as of September 30, 2026, and December 31, 2025:

	September 30, 2026	December 31, 2025
Cost
Trade names and trademarks	$150,000	$150,000
Customer relationships	700,000	700,000
	850,000	850,000
Accumulated amortization
Trade names and trademarks	(25,278)	(19,028)
Customer relationships	(151,666)	(114,166)
	(176,944)	(133,194)

Total finite-lived intangible assets, net	673,056	716,806

Goodwill	$1,404,486	$1,404,486

The Company incurred amortization of intangible assets of $43,750 for each of the nine months ended September 30, 2026, and 2025, and $14,583 for each of the three months ended September 30, 2026, and 2025.

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of September 30, 2026 is as follows:

2026	$14,583
2027	58,333
2028	58,333
2029	58,333
2030	58,333
Thereafter	425,141
Total	$673,056

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

	Three Months ended September 30,		Nine Months ended September 30,
	2026	2025	2026	2025
Net revenue:
Diagnostic R&D	$—	$—	$1,131	$—
Laboratory services [1]	1,070,280	1,446,066	3,931,255	4,569,146
Total net revenue	1,070,280	1,446,066	3,932,386	4,569,146

Operating expenses:
Diagnostic R&D	(640,165)	(473,900)	(2,161,372)	(1,420,290)
Laboratory services	(1,667,476)	(1,509,795)	(5,287,933)	(5,423,922)
General corporate activities	(2,273,311)	(1,755,217)	(6,945,593)	(5,160,479)
Total operating loss	(3,510,672)	(2,292,846)	(10,462,512)	(7,435,545)

Non-operating income (expense), net	(1,766,351)	(2,755,056)	(1,811,203)	(4,295,882)
Net loss before income tax expense	(5,277,023)	(5,047,902)	(12,273,715)	(11,731,427)
Income tax expense	—	(3,182)	—	(40,861)
Net loss	$(5,277,023)	$(5,051,084)	$(12,273,715)	$(11,772,288)

[1]	The majority of the decrease versus the prior year is primarily due to discontinuing certain unprofitable pathology services to focus on CyPath® Lung and other high-margin services.

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

Note 3. ACCOUNTS AND OTHER RECEIVABLES, NET

The following is a summary of accounts and other receivables:

	September 30, 2026	December 31, 2025
Patient service fees	$593,943	$356,432
Histology service fees	110,202	142,889
Medical director fees	19,892	16,346
Other receivables	18,107	26,295
Total accounts and other receivables, net	$742,144	$541,962

Note 4. PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets are summarized below:

	September 30, 2026	December 31, 2025

Prepaid insurance	$233,979	$227,950
Legal and professional	34,394	21,530
Other	158,857	270,436
Total prepaid expenses and other current assets	$427,230	$519,916

Note 5. PROPERTY AND EQUIPMENT, NET

Property and equipment are summarized below:

	September 30, 2026	December 31, 2025

Lab equipment	$747,965	$679,995
Computers and software	48,065	81,433
Leasehold improvements	118,134	32,781
Vehicles	168,056	175,630
	1,082,220	969,839
Less: accumulated depreciation and amortization	(719,861)	(704,246)
Total property and equipment, net	$362,359	$265,593

Depreciation expense was $75,917 and $132,830 for the nine months ended September 30, 2026 and 2025, respectively, and $28,398 and $44,599 for the three months ended September 30, 2026 and 2025, respectively.

Note 6. ACCRUED EXPENSES

Accrued expenses are summarized below:

	September 30, 2026	December 31, 2025

Compensation	$654,062	$1,309,738
Legal and professional	125,826	337,936
Clinical	324,255	46,177
Other	39,084	24,138
Total accrued expenses	$1,143,227	$1,717,989

Note 7. UNEARNED REVENUE

The Company engaged in an observational study of CyPath® Lung with the Department of War. A total of 70 CyPath® Lung units were ordered and shipped. However, in compliance with FASB ASC 606, the performance obligation was complete for only 46 units as of September 30, 2026. The performance obligation is deemed complete after samples have been collected and processed and results analyzed. The unearned revenue balance amounted to $22,696 and $23,827 as of September 30, 2026, and December 31, 2025, respectively.

The Veterans Administration (“VA”) medical centers purchased a total of 46 CyPath® Lung tests that were shipped. However, in compliance with FASB ASC 606, the performance obligation was complete for 15 tests as of September 30, 2026. The performance obligation is deemed complete after samples have been collected, processed, and analyzed and results communicated to patients. The unearned revenue balance amounted to $26,178 and $18,578 as of September 30, 2026 and December 31, 2025, respectively.

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

The Company issued liability classified warrants in connection with the issuance of the August 2026 warrants as a result of certain terms included in the August 2026 warrant agreement, which resulted in conversion to equity classification and exercise price of the warrants were adjusted the volume weighted average price during the five consecutive trading days subsequent to the reverse stock split. The Company uses a Black-Scholes model to estimate the fair value of the warrants. Changes in the fair value of the warrants are recognized in “Loss on warrant liabilities” for each reporting period in the condensed consolidated statements of operations.

The Company notes there were no liability-classified warrants as of September 30, 2026 and December 31, 2025. The Company remeasured the warrant liability prior to converting the liability classification to equity classification. The Company initially recorded a warrant liability of $6.4 million and a $2.4 million loss on warrant liabilities as a result of the August 2026 private offering. The Company revalued and recognized an aggregate of $1.2 million gain on the change in fair value of warrants issued before adjusting the $5.2 million warrant liability to equity classified warrants.

Note 9. LEASES

The Company has one operating lease for its real estate and office space for the PPLS clinical laboratory, as well as multiple finance leases for lab equipment in Texas that were acquired through the September 18, 2023, acquisition. In April 2024, the Company amended the lab space lease agreement which included two options to extend the lease for an additional three years on the exercise of each option. Management has not included these options in calculating the operating lease right-of-use assets and operating lease liabilities. During the first quarter of 2026, operating lease assets and liabilities increased as a result of amending the lease due to an out-of-period adjustment described previously in Note 1. Additionally, the Company entered into an operating lease on September 1, 2024, for additional office space. The Company entered into a new operating lease agreement for its research laboratory space in June 2026. The Company’s operating leases consist of office and lab space with remaining lease terms of 3.9 to 4.8 years as of September 30, 2026. The Company has finance leases consisting of office and lab equipment with remaining lease terms ranging from approximately 0.58 to 6.3 years as of September 30, 2026, for which the Company has determined that it will use the equipment for a major part of its remaining economic life.

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

The components of lease expense, which are included in selling, general and administrative expense and depreciation and amortization for the three months and nine months ended September 30, 2026 and 2025, are as follows:

	Three Months ended September 30,		Nine Months ended September 30,
	2026	2025	2026	2025
Amortization of right-of-use asset - finance lease	$23,083	$54,177	$123,248	$204,597
Interest on lease liabilities - finance lease	10,816	3,227	31,773	23,718
Operating lease cost	52,197	39,764	141,736	119,293
Total lease cost	$86,096	$97,168	$296,757	$347,608

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash paid from finance leases	$(29,941)	$(58,031)	$(149,192)	$(251,272)
Operating cash paid from operating leases	$(49,799)	$(38,220)	$(131,628)	$(94,458)

Operating leases:	September 30, 2026	December 31, 2025
Operating lease right-of-use, assets	$730,572	$334,289
Operating lease liability, current	$168,534	$139,220
Operating lease liability, non-current	596,086	202,878
Total operating lease liabilities	$764,620	$342,098

Finance leases:	September 30, 2026	December 31, 2025
Finance lease right-of-use asset, gross	$642,677	$1,184,598
Accumulated amortization	(104,351)	(523,023)
Finance lease right-of-use asset, net	$538,326	$661,575
Finance lease liability, current portion	$78,926	$139,490
Finance lease liability, long-term	475,772	532,759
Total finance lease liabilities	$554,698	$672,249

Weighted-average remaining lease term:	September 30, 2026	December 31, 2025
Operating leases (in years)	4.07	3.04
Finance leases (in years)	6.06	6.18

Weighted-average discount rate:	September 30, 2026	December 31, 2025
Operating leases	6.84%	7.28%
Finance leases	6.75%	6.86%

Future minimum lease payments under non-cancellable lease as of September 30, 2026, are as follows:

	Operating Leases	Finance Leases
Remaining for 2026	$50,894	$29,941
2027	206,615	111,708
2028	214,859	111,708
2029	223,465	111,708
2030	166,039	111,708
2031 and thereafter	19,637	201,495
Total undiscounted cash flows	881,509	678,268
Less discounting	(116,889)	(123,570)
Present value of lease liabilities	$764,620	$554,698

Note 10. NOTES PAYABLE

Vehicle Notes Payable

On January 10, 2025, the Company entered into a second finance agreement to purchase a 2024 Toyota Corolla for $33,517 with a maturity date of January 18, 2031. The loan bears fixed interest at a rate of 11.65% per annum, with monthly payments of $651, which is comprised of principal and interest. This loan is collateralized by the underlying vehicle. The balance of this loan as of September 30, 2026, and December 31, 2025, was $26,383 and $29,774, respectively. The current portion of the balance of this loan as of September 30, 2026, and December 31, 2025, was $5,004 and $4,588, respectively.

On March 18, 2024, the Company entered into a finance agreement to purchase a 2024 Toyota Corolla for $33,620 with a maturity date of February 18, 2030. The loan bears fixed interest at a rate of 5.99% per annum, with monthly payments of $467, which is comprised of principal and interest. This loan is collateralized by the underlying vehicle. The balance of this loan as of September 30, 2026, and December 31, 2025, was $17,275 and $20,618, respectively. The current portion of the balance of this loan as of September 30, 2026, and December 31, 2025, was $4,697 and $4,491, respectively.

Directors and Officers Insurance Policy – 2026

In September 2026, the Company obtained short-term financing of approximately $160,000 with 11 monthly payments of approximately $14,000 and interest at a 6.9% fixed annual rate for director and officer insurance policies. The current portion of the balance of this loan as of September 30, 2026, and December 31, 2025, was $135,014 and $90,002, respectively.

Note 11. COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company is involved in various disputes and litigation matters that arise in the ordinary course of business. To date, the Company has no material pending legal proceedings.

Note 12. CONVERTIBLE PREFERRED AND COMMON STOCK

Convertible Preferred Stock

The Company has authorized a total of 20,000,000 shares of $0.001 per share par value Preferred Stock. The Company has 150 shares of Preferred Stock outstanding, designated as Series B. In August 2025, the Company entered into a securities purchase agreement with certain institutional and accredited investors, pursuant to which the Company agreed to issue and sell, in a private placement, (i) 990 shares of the Company’s newly designated Series B Convertible Preferred Stock, with a par value of $0.001 per share and stated value of $1,000 per share initially convertible into 22,000 shares of the Company’s Common Stock, par value $0.007 per share at an initial conversion price of $45.00 per share and (ii) warrants to purchase up to 42,460 shares of the Company’s Common Stock at an exercise price of $67.50 per share of Common Stock. As of September 30, 2026, the investors have converted 840 of the 990 Series B Convertible Preferred Stock in exchange for 18,667 shares of Common Stock. The holders of the Series B Preferred Stock have various rights as follows:

Voting Rights. Except as otherwise required by law, holders of Series B Preferred Stock shall not be entitled to any voting rights.

Dividends. The holders of Series B Preferred Stock are entitled to receive dividends on shares of Series B Preferred Stock equal (on an as-if-converted-to-Common-Stock basis) to and in the same form as dividends actually paid on shares of the Common Stock when, as, and if such dividends are paid on shares of the Common Stock.

Conversion. The Series B Preferred Stock will be convertible into shares of Common Stock at an initial conversion price of $45.00 per share (the “Conversion Price”). Each share of Series B Preferred Stock are convertible into such number of shares of Common Stock that results from dividing the Stated Value by the Conversion Price. Holders of Series B Preferred Stock are prohibited from converting shares of Series B Preferred Stock into shares of Common Stock if, as a result of such conversion, such holder, together with its affiliates, would beneficially own in excess of 4.99% of the total number of shares of Common Stock issued and outstanding immediately after giving effect to such conversion.

Common Stock

The Company has authorized a total of 350,000,000 shares of Common Stock, $0.007 par value per share. The Company has 1,166,625 shares of Common Stock outstanding, of which 198 are unvested restricted stock awards as of September 30, 2026, and 299,826 shares of Common Stock, of which 288 are unvested restricted stock awards as of December 31, 2025.

On May 22, 2025, the Company entered into an at-the-market issuance sales agreement (the “ATM Agreement”) with WallachBeth Capital LLC (“WallachBeth”), as sales agent providing for the sale of Common Stock from time to time in an “at the market offering” program. The aggregate market value of the shares of Common Stock eligible for sale is currently $5,801,000. The ATM Agreement provides that WallachBeth will receive 3.0% of the gross sales price sold under the ATM Agreement. From May 22, 2025, through September 30, 2026, the Company sold 7,644 shares of Common Stock through the ATM Agreement which accumulated approximately $1.2 million in gross proceeds.

In June 2026, the Company consummated a best efforts public offering of an aggregate of (i) 69,333 shares of Common Stock, par value $0.007 per share and (ii) pre-funded warrants to purchase up to 197,333 shares of Common Stock in lieu of Shares. Each Share was sold at a public offering price of $12.00. Each Pre-Funded Warrant was sold at a public offering price of $11.895. The aggregate gross proceeds from the Offering were approximately $3.2 million, before deducting placement agent fees and other offering expenses. The Company intends to use the proceeds of the Offering for working capital and other general corporate purposes. The Company issued 266,666 shares of Common Stock at $12.00, of which 197,333 were issued as prefunded warrants. As of September 30, 2026, all the prefunded warrants had been exercised.

On August 14, 2026, the Company raised $4.0 million, before deducting placement agent fees and other offering expenses, with issuance of 564,136 shares of Common Stock, or pre-funded warrants in lieu thereof, together with two warrants to purchase up to an aggregate 1,128,272 shares of Common Stock, in a private placement offering priced at-the-market under Nasdaq rules. The combined effective offering price for each share of Common Stock and accompanying two warrants issued was $7.0905. The exercise price is $4.9757 after the adjustment in the event of recently completed 1-for-15 reverse stock split.

Note 13. STOCK-BASED COMPENSATION

Under the Company’s 2024 Equity Incentive Plan (the “2024 Plan”), the Company is authorized to grant options or restricted stock for up to 66,666 shares of Common Stock. On April 30, 2026, at the Company’s annual meeting of shareholders, the Company’s shareholders approved an amendment to the 2024 Plan to increase the number of shares of Common Stock authorized for issuance under the 2024 Plan from 4,444 shares to 66,666 shares. Options or restricted stock awards may be granted to employees, the Company’s board of directors, and external consultants who provide services to the Company. The Company’s 2024 Plan was approved at the Annual Meeting of Shareholders on June 4, 2024.

The Company has recorded stock-based compensation expense related to the issuance of restricted stock awards in the following line items in the accompanying condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine months Ended September 30,
	2026	2025	2026	2025

Research and development	$—	$—	$18,854	$12,916
General and administrative	138,893	67,132	919,320	592,439
	$138,893	$67,132	$938,174	$605,355

The following table summarizes stock option activity under the 2014 Plan and 2024 Plan:

	Number of options	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value
Outstanding at December 31, 2025	564	$3,172.90	2.95	—
Granted	22,912	23.88	9.60	—
Exercised	—	—	—	—
Forfeited	(247)	453.78	—	—
Outstanding at September 30, 2026	23,229	$95.76	9.54	—

Vested and exercisable at September 30, 2026	23,229	$95.76	9.54	—

As of September 30, 2026, there was no unrecognized compensation cost related to unvested stock options.

The following table summarizes restricted stock award activity under the 2014 Plan and 2024 Plan:

				As of September 30, 2026
	Number of restricted stock awards (RSA)	Weighted- average grant price	FMV on grant date	Vested number of RSA	Unvested number of RSA
Balance at December 31, 2025	288	$639.03	$184,041	90	198
Granted	10,727	23.40	251,012	10,727	—
Forfeited		—	—	—	—
Balance at September 30, 2026	11,015	$40.22	$435,053	10,817	198

During the nine months ended September 30, 2026, the Company issued restricted stock awards (“RSAs”) for 10,727 shares of Common Stock to employees, non-employees, and the board of directors. The shares vested immediately. During the nine months ended September 30, 2026, 90 shares vested from RSAs granted prior to January 1, 2026, and 10,727 shares vested from RSAs granted during the nine months ended September 30, 2026.

Note 14. WARRANTS

The Company’s outstanding Common Stock warrants are equity classified. As of September 30, 2026, and December 31, 2025, the Company had 1,242,439 and 89,999 warrants outstanding, respectively, to purchase one share of the Company’s Common Stock for each warrant at an average exercise price of $37.29 and $426.60, respectively, and expire at various dates through June 2031. During the nine months ended September 30, 2026, 6,881 shares of common stock were issued upon a cashless exercise of 24,926 warrants compared to the 55,687 issued during the nine months ended September 30, 2025.

As of September 30, 2026, there were tradeable warrants to purchase up to an aggregate of 3,558 shares of Common Stock outstanding and non-tradeable warrants to purchase an aggregate of up to 1,238,881 shares of Common Stock outstanding.

	Number of warrants issued	Weighted- average exercise price	Number of warrants exercised	Number of warrants outstanding
Pre-IPO convertible notes	6,372	$2,389.15	—	6,372
IPO tradeable	5,170	1,379.25	(1,612)	3,558
IPO non-tradeable	6,701	1,379.25	(691)	6,010
Direct offering March 2024	3,554	738.00	(2,369)	1,185
Placement agent direct offering March 2024	69	36.00	—	69
Inducement/direct offering August 2024	3,892	220.53	(3,892)	—
Placement agent direct offering August 2024	108	36.00	—	108
Direct offering October 2024	5,914	675.00	(3,967)	1,947
Warrant inducement February 2025	6,501	382.50	—	6,501
Public offering May 2025	97,685	67.50	(51,728)	45,957
PIPE/Inducement offering August 2025	42,460	106.23	—	42,460
Placement agent direct offering June 2026	8,000	13.20	(8,000)	—
PIPE August 2026	1,128,272	4.98	—	1,128,272
Placement agent PIPE August 2026	16,926	7.09	(16,926)	—

Balance at September 30, 2026	1,331,624	$37.29	(89,185)	1,242,439

Note 15. SUBSEQUENT EVENTS

In October 2026, the Company raised $4.0 million, before deducting placement agent fees and other offering expenses, from the issuance of: (i) 116,545 shares of Common Stock of the Company, and (ii) pre-funded warrants to purchase up to an aggregate of 536,836 shares of Common Stock at the offering price of $6.122 per share and $6.115 per pre-funded warrant. The investor also received unregistered warrants to purchase an aggregate of 980,072 shares of Common Stock at an exercise price of $6.122 per share for a period of five years. All prefunded warrants were exercised at the closing of the deal. The exercise price is subject to customary adjustments in the event of stock splits, stock dividends and similar recapitalization transactions.

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

Data as of and for the three and nine months ended September 30, 2026 and 2025, has been derived from our unaudited condensed consolidated financial statements appearing at the beginning of this Quarterly Report. Results for any interim period should not be construed as an inference of what our results would be for any full fiscal year or future period.

Our MD&A is organized as follows:

●	Company Overview – Discussion of our business plan and strategy to provide context for the remainder of the MD&A.

●	Results of Operations – Analysis of our financial results comparing three months and nine months ended September 30, 2026, to the comparable period in 2025.

●	Liquidity and Capital Resources – Analysis of changes in our cash flows and discussion of our financial condition and potential sources of liquidity.

●	Critical Accounting Estimates – Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Company Overview

Business

We address the need for noninvasive diagnosis of lung cancer at early stage and precision diagnostics for other diseases of the lung with our proprietary platform that detects changes to the lung microenvironment using flow cytometry and automated data analysis built by machine learning, a form of AI, to preferentially target cancer cell populations and other cell populations in sputum that are indicative of a diseased state. Our first commercial diagnostic test, CyPath® Lung, is a noninvasive test for early detection of lung cancer, the leading cause of cancer-related deaths. CyPath® Lung is offered for sale to physicians by our subsidiary PPLS. We are developing noninvasive tests to measure both the type and severity of lung inflammation in patients with asthma and COPD using our flow cytometry platform and enzyme-linked immunosorbent assay technology (ELISA) to quantify the cellular and proteomic characteristics of the lung microenvironment with the aim of commercializing precision diagnostics that assist physicians when determining the most effective drug to prescribe patients with lung disease. We are also advancing our proprietary therapeutic discoveries that may lead to treatments delivered topically for squamous cell skin cancer. Our published research findings show that self-delivering, stabilized siRNAs developed by the Company selectively kill squamous and basal carcinoma cells while leaving non-cancerous cutaneous cells unharmed. Commercial operations and product development are conducted in our laboratories at PPLS and the Steven and Sondra Girgenti Research Laboratory in San Antonio.

CyPath® Lung addresses the need for noninvasive detection of early-stage lung cancer that can lead to better patient outcomes including curative therapy. Lung cancer is the leading cause of cancer-related deaths worldwide. Physicians order CyPath® Lung to assist in their assessment of patients who have small pulmonary nodules requiring follow-up. Patients collect their sputum sample at home. The CyPath® Lung test enables physicians to more confidently identify patients who will likely benefit from more invasive and immediate biopsy and those whose nodules are benign and should continue screening in accordance with guidelines. CyPath® Lung has the potential to increase overall diagnostic accuracy of lung cancer, which could lead to increased survival, fewer unnecessary invasive procedures, reduced patient anxiety, and lower medical costs.

We are developing precision diagnostic tests for asthma and COPD, having recently reported on our ability to measure inflammatory cell populations and specific immune signaling cytokines and cell-surface receptors involved in lung inflammation. Cytokines are small signaling proteins released by immune and non-immune cells to control inflammation, direct immune defenses, and regulate cell growth. Our data showed we can detect multiple targets in sputum using a combination of cellular and proteomic analysis. Data are specifically provided for soluble and cellular biologic drug targets that play different roles in driving inflammation including those for some of the largest selling drugs such as Tezspire, Dupixent and Nucala. We believe that the ability to measure therapeutic targets could assist doctors in selecting among these drugs for individual patients and provide personalized medicine. Our tests also have the potential to be used to evaluate patients prior to undergoing therapy, providing baseline inflammatory information and to monitor lung inflammation during therapy.

Commercial laboratory services, including CyPath® Lung, are performed at our wholly owned subsidiary PPLS which we acquired by purchasing the assets of Village Oaks Pathology Services, P.A., a Texas professional association d/b/a Precision Pathology Services, that included a commercial clinical laboratory accredited by the College of American Pathology (CAP) and certified under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”). We now own and operate the clinical anatomic and clinical pathology laboratory. CyPath® Lung is offered for sale to physicians by PPLS. Development of our lung inflammation tests is conducted at our Steven and Sondra Girgenti Research Laboratory in San Antonio.

Through our wholly owned subsidiary, OncoSelect® Therapeutics, LLC, we continue to advance our discoveries of novel cancer therapeutic approaches that specifically and selectively target cancer cells. At our research laboratory, we are nurturing squamous cell skin cancer spheroids in vitro and will be treating the 3D spheroids with our self-delivering siRNAs. This approach serves as an intermediate research model between traditional flat two-dimensional cell monolayers and actual living tumors. Dosing is being optimized. Our work is built on our discovery of two cell receptors (CD320 and LRP2) whose silencing results in killing cancer cells without harm to normal cells. We will continue to present our findings at academic and industry conferences and expect to publish our research findings in peer-reviewed journals. We intend to seek strategic partners as we progress into in vivo studies to develop our therapeutics targeted at squamous and basal cell skin cancers.

Current Year Financial Highlights

Key financial results for the nine months ended September 30, 2026, include:

●	Unit sales for CyPath® Lung diagnostic for the nine months ended September 30, 2026, achieved 100% growth compared to 2025, reflecting accelerating physician adoption and expanding clinical use of the Company’s noninvasive lung cancer diagnostic test.

●	CyPath® Lung testing revenue increased approximately 79% to $1.1 million for the nine months ended September 30, 2026, as compared to $619,000 for the nine months ended September 30, 2025.

●	The number of ordering physicians increased by 89% in Q3 2026 compared to Q3 2025. Physicians who ordered CyPath® Lung through Q3 2025 continued to expand utilization of the test, with sales volume increasing by 37% year-over-year.

●	On August 14, 2026, the Company closed a $4.0 million private placement offering priced at-the-market under Nasdaq rules.

●	On September 9, 2026, the Company announced it had regained compliance with Nasdaq listing requirements.

●	On October 9, 2026, the Company closed a $4 million registered direct financing of common stock and concurrent private placement priced at-the-market under Nasdaq rules.

Recent Developments

●	In October 2026, the Company presented positive research data to industry and physicians pertaining to its development of a new test measuring asthma and COPD-related lung inflammation and drug-related receptors at CHEST 2026.
●	As of September 2026, 11 clinical sites have been activated and are open for enrollment for the CyPath® Lung longitudinal clinical trial that opened in March 2026, including 9 Department of Veterans Affairs (VA) and military medical centers that have begun patient enrollment. Financial support for the trial has been provided by the John P. Murtha Cancer Center Research Program (MCCRP), a research program within the Department of Surgery at the Uniformed Services University of the Health Sciences in Bethesda, Maryland.
●	On September 17, 2026, bioAffinity Technologies announced the grant of a Hong Kong patent for the Company’s CyPath® Lung diagnostic platform.
●	On September 1, 2026, the Company announced that it is advancing the potential application of its CyPath® Lung test for surveillance of lung cancer patients who have completed curative-intent treatment with the potential to complement imaging in monitoring lung cancer recurrence and new cancers.
●	On August 18, 2026, the Company announced it has entered into a distribution agreement with AvMEDICAL, a Service-Disabled Veteran-Owned Small Business (SDVOSB) and established distributor of premium medical-surgical and laboratory services, supplies and equipment to government agencies.
●	On August 8, 2026, the Company announced notification of a Japanese patent allowance covering CyPath® Lung and its AI-built algorithm. The patent, when awarded, will be an important addition to bioAffinity Technologies’ patent portfolio, which includes 22 awarded U.S. and foreign patents and 36 pending patent applications related to its diagnostic platform and cancer treatment therapeutics.
●	On July 27, 2026, the Company published a comprehensive clinical review and white paper authored by Chief Medical Officer Gordon H. Downie, MD, PhD, that presents a practical clinical framework for incorporating CyPath® Lung into pulmonary nodule evaluation and cancer surveillance. The review is titled “Lung Nodules, Lung Microenvironment, Predictive Models and Clinician Risk Stratification Using CyPath® Lung Testing for Early Diagnosis of Lung Cancer.”
●	On July 22, 2026, the Company announced a collaboration with Pictor®, Inc., a targeted proteomic platform company, to support development and commercialization of bioAffinity Technologies’ next-generation diagnostic tests designed to provide a more complete picture of lung inflammation in patients with asthma and COPD.

Recent Financings

In October 2026, the Company raised $4.0 million, before deducting placement agent fees and other offering expenses, with the issuance of: (i) 116,545 shares of Common Stock of the Company, and (ii) pre-funded warrants to purchase up to an aggregate of 536,836 shares of Common Stock at the offering price of $6.122 per share and $6.115 per pre-funded warrant. All the pre-funded warrants have now been exercised. The investor also received unregistered warrants to purchase an aggregate of 980,072 shares of Common Stock at an exercise price of $6.122 per share for a period of five years. The exercise price is subject to customary adjustments in the event of stock splits, stock dividends and similar recapitalization transactions.

In August 2026, the Company raised $4 million, before deducting placement agent fees and other offering expenses, with issuance of 564,136 shares of Common Stock, or pre-funded warrants in lieu thereof, together with two warrants to purchase up to an aggregate 1,128,272 shares of Common Stock, in a private placement offering priced at-the-market under Nasdaq rules. The combined effective offering price for each share of Common Stock and accompanying two warrants issued was $7.0905. The exercise price is $4.9757 after the adjustment in the event of a reverse stock split.

In June 2026, the Company consummated a best efforts public offering of an aggregate of (i) 69,333 shares of Common Stock, par value $0.007 per share and (ii) pre-funded warrants to purchase up to 197,333 shares of Common Stock in lieu of Shares. Each Share was sold at a public offering price of $12.00. Each Pre-Funded Warrant was sold at a public offering price of $11.895. The aggregate gross proceeds from the Offering were approximately $3.2 million, before deducting placement agent fees and other offering expenses. The Company intends to use the proceeds of the Offering for working capital and other general corporate purposes. The Company issued 266,666 shares of Common Stock at $12.00, of which 197,333 were issued as prefunded warrants. As of September 30, 2026, all the pre-funded warrants had been exercised.

Financial

To date, we have devoted a substantial portion of our efforts and financial resources to the development of our diagnostic test, CyPath® Lung. As a result, since our inception in 2014, we have funded our operations principally through private and public sales of our equity, issuance of debt, and the exercise of outstanding warrants and stock options. As of September 30, 2026, we had cash and cash equivalents of $2.6 million. As of November 3, 2026, we had cash and cash equivalents of $4.6 million, which we expect will support our operations through March 2027. We have incurred significant losses and negative cash flows from operations since inception and expect to continue to incur losses and negative cash flows for the foreseeable future. Based on the Company’s current expected level of operating expenditures and the cash and cash equivalents on hand at September 30, 2026, management concludes that there is substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve (12) months subsequent to the issuance of the accompanying condensed consolidated financial statements.

Prior to acquisition of the clinical pathology laboratory by PPLS, Village Oaks, under the trade name Precision Pathology Services, had licensed and developed CyPath® Lung as a laboratory developed test (“LDT”) for sale to physicians. The license agreement provided that revenues from the sale would be split evenly between the Company and Village Oaks. In the third quarter of 2022, prior to the acquisition, we started to recognize revenue as part of a limited beta market testing program of the CyPath® Lung test. We have never been profitable, and as of September 30, 2026, we had working capital of approximately $1.3 million and an accumulated deficit of approximately $80.8 million. We expect to continue to incur significant operating losses for the foreseeable future as we continue the development of our diagnostic tests and advance our diagnostic tests through clinical trials.

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

Results of Operations

Three Months Ended September 30, 2026, Compared to Three Months Ended September 30, 2025

Net loss for the three months ended September 30, 2026, was approximately $5.3 million, compared to a net loss of approximately $5.1 million for the three months ended September 30, 2025.

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

	For the Three Months Ended September 30,
	2026	2025
Patient service fees[1]	$863,488	$1,172,948
Histology service fees	189,524	255,586
Medical director fees	17,207	17,274
Other revenues	61	258
Total net revenue	$1,070,280	$1,446,066

1 Patient services fees include direct billing for CyPath® Lung diagnostic tests and anatomical testing and pathology services wholly unrelated to CyPath® Lung including those services discontinued due to unprofitability.

Net revenue totaled approximately $1.1 million and $1.4 million for the three months ended September 30, 2026 and 2025, respectively. Consolidated revenue decreased approximately $0.4 million, or 26%, to $1.1 million for the three months ended September 30, 2026, as compared to $1.4 million for the three months ended September 30, 2025, primarily as a result of a decrease in lab revenue due to fewer total cases completed compared to the same period in prior year. CyPath® Lung testing revenue also decreased approximately $23,000, or 8%, to $273,000 for the three months ended September 30, 2026, compared to $296,000 for the three months ended September 30, 2025. We delivered a total of 526 test results for the three months ended September 30, 2026, an increase of approximately 140 tests, or 37%, compared to 385 tests for the three months ended September 30, 2025. While the number of completed tests increased compared to prior year, this growth did not translate into higher revenue due to a decline in the average reimbursement per test. The impact was primarily attributable to changes in insurance reimbursement, including certain providers categorizing the test as experimental, which offset the additional revenue expected from the increase in test volume. We continue to work with insurance providers to convey the clinical benefit of the test and improve reimbursement levels.

Operating Expenses

	Three Months Ended		Change in 2026
	September 30,		Versus 2025
	2026	2025	$	%
Operating expenses:
Direct costs and expenses	$1,114,176	$942,211	$171,965	18%
Research and development	389,122	330,589	58,533	18%
Clinical development	251,043	143,311	107,732	75%
Selling, general and administrative	2,759,769	2,209,441	550,328	25%
Depreciation and amortization	66,842	113,360	(46,518)	(41)%
Total operating expenses	$4,580,952	$3,738,912	$842,040	23%

Operating expenses totaled approximately $4.6 million and $3.7 million during the three months ended September 30, 2026 and 2025, respectively. The increase in operating expenses is the result of the following factors:

Direct costs and expenses

Our direct costs and expenses consist primarily of direct labor for pathology services, laboratory supplies and reagents, laboratory equipment, and allocated shared facilities. Direct costs and expenses totaled $1.1 million and $0.9 million during the three months ended September 30, 2026 and 2025, respectively. The increase of $172,000, or 18%, is primarily attributable to the addition of personnel to process tests related to sales of CyPath® Lung, as well as to process tests related to our longitudinal clinical study.

Research and Development Expenses

Our research and development expenses consist primarily of expenditures for lab operations, preclinical studies, compensation, and consulting costs.

Research and development expenses totaled approximately $389,000 and $331,000 for the three months ended September 30, 2026 and 2025, respectively. The increase of $58,000, or 18%, for the three months ended September 30, 2026, compared to the same period in 2025 was primarily attributable to an increase in lab supplies and moving costs related to relocating our laboratory facilities in June 2026.

Clinical Development

Clinical development expenses totaled approximately $251,000 and $143,000 for the three months ended September 30, 2026 and 2025, respectively. The increase of $108,000, or 75%, for the three months ended September 30, 2026, compared to the same period in 2025 was primarily attributable to opening clinical trial sites and enrolling patients in our longitudinal clinical trial opened in March 2026. As of September 30, 2026, 11 clinical sites have been activated and are open for enrollment, including 9 Department of Veterans Affairs (VA) and military medical centers that have begun patient enrollment. Financial support for the trial has been provided by the John P. Murtha Cancer Center Research Program (MCCRP), a research program within the Department of Surgery at the Uniformed Services University of the Health Sciences in Bethesda, Maryland.

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of expenditures related to employee compensation, selling and marketing costs, legal, accounting, tax and other professional services, and general operating expenses.

Selling, general and administrative expenses totaled approximately $2.8 million and $2.2 million for the three months ended September 30, 2026 and 2025, respectively. The increase of approximately $550,000, or 25%, for the three months ended September 30, 2026, compared to the same period in 2025 was primarily attributable to an increase in sales and marketing costs due to additional personnel and support services to expand sales of our diagnostic test, CyPath® Lung.

Depreciation and Amortization

Depreciation and amortization expenses totaled $67,000 and $113,000 for the three months ended September 30, 2026 and 2025, respectively. The decrease of approximately $47,000, or 41%, for the three months ended September 30, 2026, compared to the same period in 2025 was primarily attributable to the termination of a financing lease in April 2025 due to the Company’s targeted strategic actions announced in March 2025, partially offset by new additions for our new laboratory space.

Other Income (Expense)

	Three Months Ended		Change in 2026
	September 30,		Versus 2025
	2026	2025	$	%
Interest (expense) income, net	$(5,979)	$(4,270)	$(1,709)	40%
Other income (expense), net	(9,928)	(3,326)	(6,602)	198%
Offering costs allocated to warrant liability	(532,209)	—	(532,209)	0%
Loss on warrant liabilities	(1,218,235)	(2,747,460)	1,529,225	(56)%
Total other income (expense)	$(1,766,351)	$(2,755,056)	$988,705	(36)%

Total other income (expense), net totaled approximately $(1.8 million) and ($2.8 million) for the three months ended September 30, 2026 and 2025, respectively. The increase in the total other expenses of approximately $980,000 is mostly attributable to the loss on the issuance and remeasurement of the warrants and offering costs attributed to the liability-classified warrants from the August 2026 private placement compared to the remeasurement of warrant liability and offering costs for the May 2025 public offering.

Nine months Ended September 30, 2026, Compared to Nine months Ended September 30, 2025

Net loss for the nine months ended September 30, 2026, was approximately $12.3 million, compared to a net loss of approximately $11.8 million for the nine months ended September 30, 2025.

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

	For the Nine months Ended September 30,
	2026	2025
Patient service fees[1]	$3,189,840	$3,685,397
Histology service fees	688,300	827,944
Medical director fees	52,212	51,171
Department of War observational studies	1,131	—
Other revenues	903	4,634
Total net revenue	$3,932,386	$4,569,146

1 Patient services fees include direct billing for CyPath® Lung diagnostic tests and anatomical testing and pathology services wholly unrelated to CyPath® Lung. Revenues for 2025 include PPLS anatomical services discontinued in March 2025 due to unprofitability.

Consolidated revenue decreased approximately $0.6 million, or 14%, to approximately $3.9 million for the nine months ended September 30, 2026, as compared to $4.6 million for the nine months ended September 30, 2025, primarily as a result of the Company’s targeted strategic actions to discontinue certain unprofitable pathology services, offset by continuing to drive sales growth for CyPath® Lung. CyPath® Lung testing revenue increased approximately $0.5 million, or 79%, to $1.1 million for the nine months ended September 30, 2026, compared to $0.6 million for the nine months ended September 30, 2025, as a result of a total of approximately 1,600 test results delivered for the nine months ended September 30, 2026, compared to 775 tests for the nine months ended September 30, 2025.

Operating Expenses

	Nine months Ended		Change in 2026
	September 30,		Versus 2025
	2026	2025	$	%
Operating expenses:
Direct costs and expenses	$3,130,649	$3,326,673	$(196,024)	(6)%
Research and development	1,100,404	1,009,347	91,057	9%
Clinical development	1,060,968	410,943	650,025	158%
Selling, general and administrative	8,859,961	6,876,551	1,983,410	29%
Depreciation and amortization	242,916	381,177	(138,261)	(36)%
Total operating expenses	$14,394,898	$12,004,691	$2,390,207	20%

Operating expenses totaled approximately $14.4 million and $12.0 million during the nine months ended September 30, 2026 and 2025, respectively. The increase in operating expenses is the result of the following factors:

Direct costs and expenses

Our direct costs and expenses consist primarily of direct labor for pathology services, laboratory supplies and reagents, laboratory equipment, and allocated shared facilities. Direct costs and expenses totaled approximately $3.1 million and $3.3 million during the nine months ended September 30, 2026 and 2025, respectively. The decrease of approximately $0.2 million, or 6%, for 2026 compared to 2025 was primarily attributable to the targeted strategic actions which occurred in March 2025, aimed at streamlining operations and reducing costs related to our lab operations, partially offset by increases attributable to the addition of personnel to process tests related to the sale of CyPath® Lung and to our longitudinal clinical study.

Research and Development Expenses

Our research and development expenses consist primarily of expenditures for laboratory operations, preclinical and clinical studies, compensation, and consulting costs.

Research and development expenses totaled $1.1 million and $1.0 million for the nine months ended September 30, 2026 and 2025, respectively. Research costs increased slightly as we incur development expenses related to the development of our flow cytometry platform and ELISA assays to address the need for tests that can characterize lung inflammation and provide precision diagnostics for personalized medicine when prescribing drugs and therapies for asthma and COPD, as well as research advancing dermal delivery of drugs developed by the Company containing self-delivering, stabilized siRNAs that selectively kill squamous and basal carcinoma cells while leaving non-cancerous cutaneous cells unharmed.

Clinical Development

Clinical development expenses totaled approximately $1.1 million and $0.4 million for the nine months ended September 30, 2026 and 2025, respectively. The increase of approximately $0.7 million, or 158%, for the nine months ended September 30, 2026, compared to the same period in 2025 was primarily attributable to an increase in professional fees in 2026 related to managing our clinical strategy for our longitudinal clinical trial that began in March 2026, as well as costs to activate 11 clinical trial sites and related patient enrollment costs.

Selling, General and Administrative

Our selling, general and administrative expenses consist primarily of expenditures related to employee compensation, selling and marketing costs, legal, accounting and tax, and other professional services, and general operating expenses.

Selling, general and administrative expenses totaled approximately $8.9 million and $6.9 million for the nine months ended September 30, 2026 and 2025, respectively. Our selling, general and administrative cost increase was primarily attributable to an increase in employee compensation related to stock compensation, administrative and sales due to additional personnel and support services to support the growth of sales of our diagnostic test, CyPath® Lung.

Depreciation and Amortization

Depreciation and amortization expenses totaled approximately $243,000 and $381,000 for the nine months ended September 30, 2026 and 2025, respectively. The decrease of approximately $138,000, or 36%, for the nine months ended September 30, 2026, compared to the same period in 2025 was primarily attributable to the termination of a financing lease in April 2025 due to the Company’s targeted strategic actions announced in March 2025.

	Nine months Ended		Change in 2026
	September 30,		Versus 2025
	2026	2025	$	%
Interest (expense) income, net	$(19,005)	$(27,648)	$8,643	(31)%
Other income (expense), net	(41,754)	21,740	(63,494)	(292)%
Offering costs allocated to warrant liability	(532,209)	(479,696)	(52,513)	11%
Loss on warrant liabilities	(1,218,235)	(3,810,278)	2,592,043	(68)%
Total other (expense) income	$(1,811,203)	$(4,295,882)	$2,484,679	(58)%

Other Income (Expense)

Total other income (expense), net totaled approximately $(1.8 million) and ($4.3 million) for the nine months ended September 30, 2026 and 2025, respectively. The increase in the total other expenses of approximately $2.5 million is mostly attributable to the loss on the issuance and remeasurement of the warrants and offering costs attributed to the liability-classified warrants from the August 2026 private placement compared to the remeasurement of warrant liability and offering costs for the May 2025 public offering.

Liquidity, Capital Resources, and Going Concern

To date, we have funded our operations primarily through our IPO, exercise of stock options and warrants, and the sale of our securities, resulting in gross proceeds of approximately $69.4 million. We have evaluated whether there are conditions and events that raise substantial doubt about our ability to continue as a going concern for at least one year after the date the condensed consolidated financial statements are issued.

We have incurred losses since our inception in 2014 as a result of significant expenditures for operations and research and development and, prior to April 2022, the lack of any approved diagnostic test or therapeutic products to generate revenue. For the nine months ended September 30, 2026 and 2025, we had net losses of $12.3 million and $11.8 million, respectively, and we expect to incur substantial additional losses in future periods. We have an accumulated deficit of approximately $80.8 million as of September 30, 2026. Despite our recent financing in October 2026 in which we raised gross proceeds of $4.0 million, we believe our current cash and anticipated revenue from operations will be sufficient to support our operations through March 2027. Based on our current expected level of operating expenditures, current expected levels of revenue, and the cash and cash equivalents on hand at September 30, 2026, of $2.6 million, management concludes that there is substantial doubt about our ability to continue as a going concern for a period of at least twelve (12) months subsequent to the issuance of the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report. We need to raise further capital through the sale of additional equity or debt securities or other debt instruments, strategic relationships or grants, or through exercised outstanding warrants to support our future operations unless our revenue increases significantly. Our business plan includes expansion for our commercialization efforts which will require additional funding. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate revenue and raise capital from financing transactions. There can be no assurance that we will be successful in accomplishing these objectives.

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

Summary Statements of Cash Flows

The following information reflects cash flows for the periods presented:

	Nine months Ended
	September 30,
	2026	2025

Cash and cash equivalents at beginning of period	$6,449,782	$1,105,291
Net cash used in operating activities	(10,301,215)	(6,769,279)
Net cash used in investing activities	(172,683)	(60,567)
Net cash provided by financing activities	6,574,150	13,393,750
Cash and cash equivalents at end of period	$2,550,034	$7,669,195

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $10.3 million and $6.8 million for the nine months ended September 30, 2026 and 2025, respectively. The increase of approximately $3.6 million in cash used by operations during the nine months ended September 30, 2026, compared to the same period in 2025 was primarily attributable to an increase of approximately $500,000 in our loss from operations offset by an increase in the change in accounts receivable by $0.9 million compared to the prior year, a decrease in the change of $0.1 million in prepaid expenses and other current assets compared to the prior year, a decrease in the change of $0.1 million in accounts payable and accrued expenses compared to the prior year, as well as an increase in stock-based compensation of $0.3 million compared to the prior year, $0.1 million related to the issuance of Placement Agent warrants and a loss on issuance of warrant liabilities by $2.6 million when comparing the August 2026 and May 2025 warrant transactions.

Net Cash Used in Investing Activities

We used approximately $173,000 for the nine months ended September 30, 2026, in investing activities related primarily to purchase of computer and lab equipment, compared to approximately $61,000 used in investing activities for the nine months ended September 30, 2025.

Net Cash Provided by Financing Activities

Cash provided in financing activities was approximately $6.6 million compared to cash provided by financing activities of approximately $13.4 million for the nine months ended September 30, 2026 and 2025, respectively. The change in proceeds from prior year was primarily related to net proceeds from the equity transactions of approximately $6.6 million offset by payments for loans and finance leases of $0.1 million in the current year, compared to the prior year net proceeds of approximately $13.7 million in the prior year, offset by payments for loans and finance leases of $0.3 million.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company has adopted and maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report, is collected, recorded, processed, summarized, and reported within the time periods specified under the rules of the SEC. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. We have adopted and maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports filed under the Exchange Act, such as this Quarterly Report on Form 10-Q, is collected, recorded, processed, summarized, and reported within the time periods specified in the rules of the SEC. The Company’s disclosure controls and procedures are also designed to ensure that such information is accumulated and communicated to management to allow timely decisions regarding required disclosure. As of September 30, 2026, the end of the period covered by this Quarterly Report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our “disclosure controls and procedures,” as defined in Rule 13a-15(e) under the Exchange Act. The Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our disclosure controls and procedures as of September 30, 2026. Based on their assessment, they have concluded that as of September 30, 2026, our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) over financial reporting during the nine months ended September 30, 2026, the period covered by this Quarterly Report, that could materially affect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Prior to 2022, we had not generated any revenue. During the nine months ended September 30, 2026, we generated revenue of approximately $3.9 million, and $6.2 million during the year ended December 31, 2025.

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

As of September 30, 2026, we had an accumulated deficit of $80.8 million and $2.6 million cash on hand. As of November 3, 2026, our cash and cash equivalents were $4.6 million. Despite our recent financings, we will need to raise further capital through the sale of additional equity or debt securities or other debt instruments, strategic relationships or grants, or other arrangements to support our future operations. Our business plan includes expansion for our commercialization efforts which will require additional funding. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate revenue and raise capital from financing transactions. Without funding from the proceeds of a capital raise or strategic relationship or grant, management anticipates that our cash resources are sufficient to continue operations through March 2027. Based on our current expected level of operating expenditures, current expected levels of revenue, and the cash and cash equivalents on hand at September 30, 2026, of $2.6 million, management concludes that there is substantial doubt about our ability to continue as a going concern for a period of at least twelve (12) months subsequent to the issuance of the accompanying unaudited condensed consolidated financial statements contained in this Quarterly Report. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of new business opportunities. There can be no assurance that we will be successful in accomplishing these objectives. Without such additional capital, we may be required to curtail or cease operations and be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment. WithumSmith+Brown, PC, our independent registered public accounting firm for the fiscal year ended December 31, 2025, has included an explanatory paragraph in its opinion that accompanies our audited consolidated financial statements as of and for the year ended December 31, 2025, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern.

We are unable to precisely estimate when we will begin to generate significant profit from revenue, if ever, from PPLS’ services, the amount of profit or revenue that will be generated, or the expenses that will be incurred.

We do not expect to immediately derive profit from revenue from PPLS’ services. Since its acquisition in September 2023, we have generated $2.5 million in 2023, $9.4 million in 2024, $6.2 million in 2025, and $3.9 million in 2026 in revenue from PPLS. Once we begin to generate such profit, there is no guarantee that it will be sufficient to realize the expected financial benefits of the acquisition. In addition, since we have limited experience operating a clinical laboratory, we may not accurately estimate the expenses we will incur.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the fiscal quarter ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS.

Exhibit No.	Title of Document

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File – the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 is formatted in Inline XBRL

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOAFFINITY TECHNOLOGIES, INC.

Date: November 6, 2026	By:	/s/ Maria Zannes
Maria Zannes
Chief Executive Officer, President, Founder, and Director
(Principal Executive Officer)

Date: November 6, 2026	By:	/s/ J. Michael Edwards
J. Michael Edwards Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

